Form 10-Q
period 2015-05-31
CHEETAH ENTERPRISES, INC.
filed 2015-07-24
CIK 1637197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-203080

CHEETAH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Condominio Torres Paseo Colon #604, San Jose Costa Rica
(Address of principal executive offices)

+506 8730 1923
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 20, 2015 there were 16,770,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

CHEETAH ENTERPRISES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

CHEETAH ENTERPRISES, INC.

Interim Consolidated Financial Statements

For the Period Ended May 31, 2015

Index to the Condensed Consolidated Financial Statements

(Unaudited)

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Balance Sheets

	May 31,	November 30,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,609	$29,640
Inventory	600	-
Related party receivable	3,700	-
Total Current Assets	17,909	29,640

TOTAL ASSETS	$17,909	$29,640

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$3,638	$362
Total Current Liabilities	3,638	362

TOTAL LIABILITIES	3,638	362

Stockholder's Equity
Preferred stock: 10,000,000 authorized; $0.001 par value No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value 16,770,000 shares issued and outstanding	16,770	16,770
Additional paid in capital	17,080	17,080
Accumulated other comprehensive income	50	-
Accumulated deficit	(19,629)	(4,572)
Total Stockholder's Equity	14,271	29,278

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,909	$29,640

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended	Six Months Ended
	May 31,	May 31,
	2015	2015

Revenue	$13,480	$19,980
Cost of revenue	(12,907)	(17,407)
Gross Profit	573	2,573

Operating Expenses
General and administrative	1,132	2,204
Professional fees	9,776	15,426
Total Operating Expenses	10,908	17,630

Net loss from operations	(10,335)	(15,057)

Other Income and Expense	-	-

Provision for income taxes	-	-

Net loss	$(10,335)	$(15,057)

Other comprehensive income	50	50

Comprehensive Loss	$(10,285)	$(15,007)

Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	16,770,000	16,770,000

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)

Six Months Ended
May 31,
2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,057)
Changes in operating assets and liabilities:	-
Inventory	(600)
Related party receivable	(3,700)
Accounts payable	3,276
Net Cash used in Operating Activities	(16,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Cash provided by Financing Activities	-

EFFECT OF EXCHANGE RATE CHAGES ON CASH AND CASH EQUIVALENTS	50

Net increase (decrease) in cash and cash equivalents	(16,031)
Cash and cash equivalents, beginning of period	29,640
Cash and cash equivalents, end of period	$13,609

Supplemental cash flow information
Cash paid for interest	$-
Cash paid for taxes	$-

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Notes to the Condensed Consolidated Financial Statements
May 31, 2015
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cheetah Enterprises, Inc. (the "Company") is a Nevada corporation incorporated on June 27, 2014.  It is based in San Jose, Costa Rica. The Company incorporated a wholly-owned subsidiary, "Cheetah Autos S.A." in Costa Rica on September 26, 2014. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is November 30.

The Company intends to import, buy locally, and sell used automobiles in the Costa Rican market. To date, the Company's activities have been limited to its formation and the raising of equity capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 8 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 424B(2) for the fiscal year ended November 30, 2014.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned subsidiary, Cheetah Autos S.A.  All material intercompany balances and transactions have been eliminated.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $13,609 and $29,640 in cash and cash equivalents as of May 31, 2015 and November 30, 2014, respectively.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic earnings per share, for the three and six month periods ending May 31, 2015:

	Three Months Ended	Six Months Ended
	May 31, 2015	May 31, 2015
Net loss	$(10,335)	$(15,057)

Weighted average common shares issued and outstanding (Basic and Diluted)	16,770,000	16,770,000

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures," which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash and accounts payable. Pursuant to ASC 820, the fair value of the Company's cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

No stock-based compensations costs were incurred for the period ending May 31, 2015.

Advertising Costs

The Company follows ASC 720, "Advertising Costs," and expenses costs as incurred.  No advertising costs were incurred for the period ending May 31, 2015.

Foreign Currency Translations

The Company's functional and reporting currency is the U.S. dollar. Our subsidiary's functional currency is the Costa Rican Colon. All transactions initiated in Costa Rican Colones are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

(i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
(ii)	Equity at historical rates.
(iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders' equity as a component of comprehensive income or loss.  Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  No significant realized exchange gains or losses were recorded during the period ended May 31, 2015.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions.  See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2015.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."  The Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Recent Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of May 31, 2015, the Company has a loss from operations of $15,057, an accumulated deficit of $19,629 and has earned minimal revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2015.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings and through loans from officers and directors.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Common Stock

The Company has authorized 125,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (June 27, 2014) to May 31, 2015, the Company has issued a total of 16,770,000 common shares for cash of $33,850, as follows:

•	On July 7, 2014, the Company issued to an officer and director, 12,500,000 shares of common stock at $0.001 per share for $12,500.

•	On October 23, 2014, the Company issued to an officer and director, 4,270,000 shares of common stock at $0.005 per share for $21,350.

NOTE 5 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	May 31, 2015	November 30, 2014
Income tax expense at statutory rate	$(5,119)	$(1,554)
Valuation allowance	5,119	1,554
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	May 31, 2015	November 30, 2014
NOL Carryover	$6,673	$1,554
Valuation allowance	(6,673)	(1,554)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $19,629 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Net operating loss carry forwards begin to expire in 2034. Income taxes for the year ended November 30, 2014 remain subject to examination.  Income taxes for the year ended November 30, 2014 remain subject to examination.

NOTE 6 – RELATED PARTY TRANSACTIONS

Equity

On July 7, 2014 the Company issued to an officer and director, 12,500,000 shares of its common stock to at $0.001 per share for proceeds of $12,500.

On October 23, 2014, the Company issued to an officer and director, 4,270,000 shares of common stock at $0.005 per share for proceeds of $21,350.

Receivable

As of May 31, 2015, an officer owed the Company approximately $3,700. No interest was charged and the amount was repaid in June 2015.

Other

The controlling shareholder has pledged his support to fund continuing operations during the development stage; however there is no written commitment to this effect.  The Company is dependent upon the continued support.

The officer and director of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not have employment contracts with its two key employees, the controlling shareholder, and the officers and director of the Company.  During the period ended May 31, 2015 the Company paid $1,693 to officers for commissions on the sale of vehicles.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of May 31, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

On June 26, 2015, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which registered a total of 10,000,000 shares of its common stock at $0.01 per share, to be offered by the Company. This Prospectus was declared effective on June 25, 2015.  Under the terms of the Prospectus, the offering of the shares by the Company stock will expire after 270 days from June 25, 2015, unless extended by the Board of Directors for an additional 90 days. As of filing this Form 10-Q, the Company has not sold any shares under this offering.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Prospectus on Form 424B(2), as filed on June 26, 2015.  You should carefully review the risks described in our Prospecuts and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Cheetah," "we," "us," or "our" are to Cheetah Enterprises, Inc. and our wholly-owned subsidiary Cheetah Autos S.A.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Description of Business

Cheetah Enterprises, Inc. was incorporated in the State of Nevada on June 27, 2014, and our fiscal year end is November 30.  The Company's administrative address is Condominio Torres Paseo Colon, #604 San Jose, Costa Rica. Our telephone number is +506-8730-1923.

We are a start-up company and have generated minimal revenues and have limited cash on hand.  We have sustained losses since inception and have relied solely upon the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our objective is to provide quality used vehicles at a reasonable price to customers in Costa Rica, through our wholly-owned Costa Rican subsidiary, Cheetah Autos S.A. We will accomplish this by purchasing quality used vehicles and advertising them through newspapers, word of mouth, auto trade magazines, and the planned corporate website. We intend to sell cars that are either being resold in the Costa Rican market or imported from the U.S., preferably imported in from Florida and Texas.  As of the date of this Prospectus, our focus will be first sourcing local cars of good quality and value that can be sold quickly for a profit.

The majority of our advertising will be done locally through word of mouth, local newspapers and websites; and, eventually, we intend to also advertise on our planned website. The advertised vehicles in trade magazines will link potential customers to our website. Currently, we are developing the website, www.cheetahenterprises.com and, if we raise enough from our current Offering as declared effective on June 25, 2015 (the "Offering"), we will develop a website locally for the Costa Rican market, www.cheeathautos.com, to advertise the Company and our vehicles.

Our focus is to competitively supply quality used vehicles to the Costa Rican market. Automobiles which are in good condition, i.e., low mileage for age, service history, pedigree of vehicle, and accident free, will be sourced. Owner histories - preferably one owner vs. multiple owners will be of primary importance. The objective is to find buyers for cars, as opposed to focusing on finding cars for customers.

We will provide fully inspected vehicles and documentation of full history, quality, and disclosure of known problems. We will have done full maintenance at corresponding manufacturers mileage, along with complete detailing, inside and out before, selling those vehicles. We anticipate that we will be able to locate many of our used cars locally in the Costa Rican market, largely from expatriates that are in need to sell their cars when returning to their native countries. For cars that we source from the U.S., we will use customs brokers who provide the necessary U.S. customs / brokerage paperwork, as well as ensuring the car complies with Costa Rican regulations. Most cars that sold in the U.S market comply with Costa Rican safety and emission standards at the date of manufacture. However, every car will be evaluated on a case-by-case basis. There may be minor changes that will have to be done on most vehicles. If the cost of modifying vehicles is too much, they would not be imported into the Costa Rican market.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.  Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Prospectus on Form 424B(2), for disclosures regarding the Company's critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern

We have a history of operating losses, as we have focused our efforts on raising capital and building our services. The report of our independent auditors issued on our financial statements as of and for the period ended November 30, 2014, expresses substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Results of Operations

We have generated revenues since inception (June 27, 2014) of $19,980 and have incurred $39,609 in expenses through May 31, 2015.  Expenses consisted primarily of cost of revenue from the sale of two automobiles and professional fees related to our formation and for completing our recent registration statement which went effective on June 25, 2015.

Our operations commenced January 2015 and we were incorporated in June 2014, as such we do not have comparative results for which to base our current operations on.  Our financial results for the three and six month periods ended May 31, 2015 are summarized as follows:

	Three Months Ended May 31,	Six Months Ended May 31,
	2015	2015
Revenue	$13,480	$19,980
Cost of revenue	12,907	17,407
Gross Profit	573	2,573
Gross Profit Percentage	4.3%	12.9%
General and administrative expenses	1,132	2,204
Professional fees	9,776	15,426
Net loss	$(10,335)	$(15,057)

During the six months ended we realized $19,980 from the purchase and sale of three automobiles.  However, we have only realized a gross profit of $2,573 or 12.9% from the sale of these cars.  Gross profit is based on the gross selling price we receive from a vehicle sale less all direct costs, which consist of; the cost to purchase the vehicle, repairs and cleaning to the vehicle to get it to sales condition, and any licencing and taxes directly related to the purchase and sale, and other miscellaneous direct costs.

Our general and administrative expenses consist of fees paid to management and general office and overhead.  During the six months ended May 31, 2015, we paid management fees of $1,694 to our two officers and directors.

Our professional fees consist of legal, accounting and other fees, primarily due to our reporting requirements with the SEC.  For the six months ended May 31, 2015, we incurred legal fees of $5,328, accounting fees of $7,000, and other professional fees of $3,098, respectively.

The following table provides selected financial data about the Company for the periods ended May 31, 2015 and November 30, 2014.

Balance Sheet Data:	May 31, 2015	November 30, 2014
Cash	$13,609	$29,640
Total assets	$17,909	$29,640
Total liabilities	$3,638	$362
Stockholder's equity	$14,271	$29,278

Liquidity and Capital Resources

From June 27, 2014 (inception) through May 31, 2015, we have relied almost exclusively on funds raised from sales of shares of our common stock to one of our founders.

Our operations commenced in January 2015, from the purchase and sale of our first vehicle. However, at present, we only have enough cash on hand to pay minimal SEC reporting expenses for the purchase and sale of one vehicle at a time.  We do not have sufficient cash for completing our planned operations over the next 12 months.
We plan to use the proceeds of our current Offering to expand our business, primarily the purchase of additional vehicles, our marketing efforts, and for general working capital purposes.  We may need to raise additional capital to carry out our business plan.  There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $13,609 and $29,640 at May 31, 2015 and November 30, 2014, respectively.  Our primary needs for cash are to expand our business. For the next 12 months, we require a minimum of $20,000 for professional fees related to being a reporting company. If we raise $50,000 from our Offering, we feel this is the minimum we will need to develop our business, of which we expect to apply the working capital allocated of $20,000 towards the costs of our reporting needs first and then to purchasing vehicles and our marketing efforts.
Our sources and uses of funds were as follows:

Six Months Ended May 31,
2015
Cash used in operating activities	$(16,081)
Cash used in investing activities	$-
Cash provided by financing activities	$-

Cash Flows from Operating Activities

We used net cash of $16,081 in our operating activities during the period ended May 31, 2015, consisting of a loss of $15,057, reduced by $3,276 due to an increase in accounts payable and increased by due to an increase in inventory of $600 and related party receivable of $3,700.

Cash Flows from Investing and Financing Activities

We did not have any cash flows from investing and financing activities for the period ended May 31, 2015.

Working Capital
	As at May 31,	As at November 30,
	2015	2015	Change
Current assets	$17,909	$29,640	$(11,731)
Current liabilities	3,638	362	3,276
Working capital	$14,271	$29,278	$(15,007)

As of May 31, 2015 and November 30, 2014, we had a net working capital of $14,271and $29,278, respectively.  Our working capital decreased $15,007 as at May 31, 2015, as compared to November 30, 2015, primarily due to the use of cash for our recent S-1 offering expenses and an increase in accounts payable during the period ended May 31, 2015.
Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, we have generated minimal revenue and accumulated operating losses.  In addition, we do not have sufficient working capital to meet current operating needs for the next 12 months.  All of these factors raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of May 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management is dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with his review of our financial statements as of May 31, 2015.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on June 27, 2014.	S-1	3.1	03/27/2015
3.2	Certificate of Amendment to the Articles of Incorporation, as filed with the Nevada Secretary of State on July 16, 2014.	S-1	3.2	03/27/2015
3.3	By-Laws of Registrant.	S-1	3.3	03/27/2015
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.
** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: July 24, 2015	/s/ Shane Drdul
Shane Drdul
President & CEO
(Principal Executive Officer)