Form 10-K
period 2015-11-30
CHEETAH ENTERPRISES, INC.
filed 2016-02-29
CIK 1637197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended November 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-203080

CHEETAH ENTERPRISES INC.
 (Exact name of registrant as specified in its charter)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Condominio Torres Paseo Colon #604, San Jose, Costa Rica
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: +506 8730 1923

 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]     No [ X ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant, as of May 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter was $0 based on there being no public market for the Registrant’s common stock.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

20,466,050 shares of common stock were issued and outstanding as of February 24, 2016

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our  industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All references in this annual report on Form 10-K to the "Company," "Cheetah Enterprises," “Cheetah,” "we," "us" or "our" are to Cheetah Enertprises, Inc. and our wholly-owned subsidiary Cheetah Autos S.A.

Item 1.     Business.

Business Development

Cheetah Enterprises, Inc. was incorporated in the State of Nevada on June 27, 2014, and our fiscal year end is November 30.  The Company's administrative address is Condominio Torres Paseo Colon, #604 San Jose, Costa Rica. Our telephone number is 506-8730-1923.

We have minimal revenues and limited cash on hand.  We have sustained losses since inception and have relied solely upon the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Business of the Company

Our objective is to provide quality used vehicles at a reasonable price to customers in Costa Rica, through our wholly-owned Costa Rican subsidiary, Cheetah Autos SA. We will accomplish this by purchasing quality used vehicles and advertising them through newspapers, word of mouth, auto trade magazines, and the planned corporate website. We intend to sell cars that are either being resold in the Costa Rican market or imported from the U.S., preferably imported in from Florida and Texas.  Our focus is sourcing local cars of good quality and value that can be sold quickly for a profit.

The majority of our advertising will be done locally through word of mouth, local newspapers and websites; and, eventually, we intend to also advertise on our planned website. The vehicles advertised in trade magazines will link potential customers to our website. Currently, we are developing the website, www.cheetahenterprises.com, and when we find the funds available therefor, we will develop a website locally for the Costa Rican market, www.cheeathautos.com, to advertise the Company and our vehicles.

During January 2015, we commenced on our operations, through the purchase and sale of our first vehicle.  We expect that we will have gradual sales as our website development has not yet commenced development and we have not yet started any advertising and marketing.  Therefore, our only source of advertising currenty is word of mouth.

Principal Products, Services and Their Markets

Our focus is to competitively supply quality used vehicles to the Costa Rican market. Automobiles which are in good condition, i.e., low mileage for age, service history, pedigree of vehicle, and accident free, will be sourced. Owner histories - preferably one owner vs. multiple owners - will be of primary importance. The objective is to find buyers for cars, as opposed to focusing on finding cars for customers.

We will provide fully inspected vehicles and documentation of full history, quality, and disclosure of known problems. We will have done full maintenance at corresponding manufacturer’s mileage, along with complete detailing, inside and out before, selling those vehicles. We anticipate that we will be able to locate many of our used cars locally in the Costa Rican market, largely from expatriates that are in need to sell their cars when returning to their native countries. For cars that we source from the U.S., we will use customs brokers who provide the necessary U.S. customs / brokerage paperwork, as well as ensuring the car complies with Costa Rican regulations. Most cars that sold in the U.S market comply with Costa Rican safety and emission standards at the date of manufacture. However, every car will be evaluated on a case-by-case basis. There may be minor changes that will have to be done on most vehicles. If the cost of modifying vehicles is too much, they would not be imported into the Costa Rican market.

Distribution Methods of the Products and Services

Distribution in Costa Rica will be done using local advertising and word of mouth.

Per our Plan of Operations, we are looking at purchasing vehicles in the $3,000 - $7,000 price range during the next 12 months.

Competition and Competitive Strategy

Our intention is to establish the Company as a credible participant in an already existing market. At present, there are many other companies selling used automobiles privately, on the Internet, and through trade magazines. Our founder and president, Shane Drdul, has visited several of these sites and has found that most companies that advertise online have limited contact with the customer and offer little or no information to the public.

Of primary importance and advantage is the experience and background of our founders, Messrs. Shane Drdul and Juan Bordallo. Mr. Bordallo has over 10 years experience in the automotive repair trade, which gives him the ability to seek and find good quality cars and repair them to excellent working order before they go on sale. His knowledge of the market allows him to differentiate between a good and bad product and determine problems in the market beforehand. In addition, to providing information on vehicles, we will subcontract Mr. Bordallo's auto repair shop, Taller Bordallo, to fully inspect and service vehicles, at a competitive rate, so that they are mechanically sound before going on the market and list inspection reports on the planned website.

There are several factors that distinguish us from other companies that are selling used vehicles on the market. Firstly, we want to encourage personal contact with potential customers. It gives us the opportunity to teach them how to buy quality and economically feasible vehicles. Since we will not sell vehicles on-line, the customer will be required to phone, come in person, or e-mail us to ask questions. This allows us to directly communicate with the customer. Secondly, we propose to utilize our planned website to not only advertise to the public, but to offer more information to potential consumers.

Thirdly, Mr. Bordallo has also found that providing service history to the customer is of vital importance. Because our competitive strategy will be to buy low mileage vehicles from the private sector, he will provide customers with details of how the previous owners have serviced their vehicles. Obtaining service history is important, because it not only proves low mileage, but establishes credibility with customers as to the high quality of used vehicles we intend to offer.

Our strategic approach is to sell cars that are driven locally in Costa Rica. These cars tend to have lower mileage, as they are rarely driven on highways for long periods, and due to temperate weather conditions there is less wear and tear. Cars sourced from the U.S. will be cars that have good value for the condition and will have the history thoroughly researched.

The majority of advertising will be done by word of mouth, local newspapers, auto trade magazines and/or their websites, and eventually on our planned website. The vehicles advertised in trade magazines will link potential customers to our planned website, which will in turn offer more vehicles for sale.

Sources and Availability of Products

The source for vehicles will be individuals selling cars and, in some instances, dealers. The advantage of approaching private individuals is that there is no reliance on principal suppliers. Individual vehicle owners will be accessed through word of mouth (referrals), newspapers, magazines, trade magazines, auctions, and in some instances dealerships at wholesale rates.

We anticipate that we should have a good source of vehicles from distressed sellers. We expect that the expatriate community is going to be a good source for both purchasers and sellers of used vehicles.  In many cases, expatriates  want to sell cars for cash quickly when they need to move from Costa Rica.  We will rely heavily on word of mouth. Further, Mr. Bordallo's automotive repair shop has been a fixture in San Jose, having been in the same location for over 14 years, with his father having started the business.

Competition

The automotive industry is competitive and has low barriers to entry.  We compete locally and will eventually compete on a country-wide basis, with a variety of primarily local companies that offer similar products and services as ours.  Some of these companies have had many more years of business experience or have greater financial and personnel resources, including marketing and sales organizations than we do, and may be able to better source products and customers.  We do not believe any one company holds a dominant share of the local or country-wide market on which we are focused.

Seasonality

We do not have a seasonal business cycle.

Employees

We have no employees.  Our officers and directors furnish their time to the development of the Company at no cost and intend to do whatever work is necessary in order to continue to generate revenues.  We do not foresee hiring any employees in the near future.  We will engage independent contractors to design and develop our websites.

Plan of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report.  Except for the historical information contained herein, the discussion in this Annual Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.  The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investments by others.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

The Company has limited operations, limited revenue, limited financial backing and limited assets.  Our plan is to continue operate and expand our car sales business and develop our website for promoting our cars in the Costa Rican market.

During the next 12-month period from the date of this Annual Report, we will concentrate on development of our operations and apply to get our common stock listed on an OTCQB.

As of February 24, 2016, we have raised $36,691 from the sale of 3,696,050 shares of our common stock.  We feel we will need a minimum of $25,000 to pay expenses related to being a fully reporting company and, thus, in order to maintain our reporting status.

Our secretary, Mr. Bordallo, has a strong background in the automotive trade business since 2004, primarily in the maintenance of vehicles. This experience is what is crucial to identifying quality used vehicles that require minimum maintenance and/or repairs.

We will continue to source and sell quality used vehicles, we will then choose to advertise mainly via word of mouth, in newspapers, auto trade websites, other websites such as Craig's List, and on our planned website, www.cheetahautos.com. We feel that advertising and marketing is key to our success, as it not only advertises vehicles for sale, but it is also a way of exposing us to the public. Our advertising will focus on driving people to our place of business, which is the repair shop Taller Bordallo, owned by Mr. Bordallo.

Our planned website will advertise all the vehicles available for sale with detailed mechanical inspection reports. It will, also, provide contact information by telephone, e-mail, and fax.

Although there are no written agreements in place, one form of financing that may be available to us is self-financing through contributions from our officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions, if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between our officers and directors and the Company.

How long we will be able to satisfy our cash requirements and whether we will require additional outside funding in the next 12 months depends on how quickly we can generate sales revenue and how much revenue can be generated. At the present we have enough cash to fund the purchase of two or three used cards, commence development of our website, and pay SEC reporting costs and general operating costs for the next 12 months.

We have no plans to undertake product research and development. There are, also, no plans or expectations to purchase or sell any plant and or significant equipment.

Item 1A.   Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.      Properties.

Our principal business and corporate address is Condominio Torres Paseo Colon #604 San Jose, Costa Rica; our telephone number is 506-8730-1923.  Our facilities are provided by our management on a rent free basis.  We have no intention of finding, in the near future, other facilities during our development stage.

We do not, currently, have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings.

We know of no material pending legal proceedings to which our company is a party or of which any of our properties, or the properties of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company or our subsidiaries.

Item 4.      Mine Safety Disclosures.

Not applicable.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently not eligble for trading.

Holders

As of February 24, 2016, there were 34 stockholders of record and an aggregate of 20,466,050 shares of our common stock were issued and outstanding.

Description of Securities

The authorized capital stock of our company consists of 125,000,000 shares of common stock, at $0.001 par value, and 10,000,000 shares of preferred stock, at $0.001 par value.

Transfer Agent

Our transfer agent is Clear Trust, LLC, 16540 Pointe Village Dr, Suite 210, Lutz, FL  33558.

Dividend Policy

The Company does not anticipate paying dividends on its common stock at any time in the foreseeable future.  The Company's board of directors currently plans to retain earnings for the development and expansion of the Company's business.  Any future determination as to the payment of dividends will be at the discretion of the board of directors of the Company and will depend on a number of factors, including future earnings, capital requirements, financial conditions and such other factors as our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the 3 months ended November 30, 2015.

Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act of 1933 during the 3 months ended November 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6.      Selected Financial Data.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our operations commenced in January 2015, as such comparative numbers prior to this, for the period of inception (June 27, 2014) to November 30, 2014, are not reflective of our results for the year ended November 30, 2015, due to the recent start of these operations.

The following table provides selected financial data about our company as of November 30, 2015 and 2014.

Balance Sheet Data:	November 30, 2015	November 30, 2014
Cash	$32,885	$29,640
Total assets	$40,835	$29,640
Total liabilities	$16,007	$362
Stockholders’ equity	$24,828	$29,278

Our cash increased by $3,245 or 11%, primarily due to issuance of common stock.  Our liabilities increased $15,645 or 4,322% due to an increase in accounts payable of $15,645.

The following table provides the results of operations for the years ended November30, 2015 and 2014:

		Period from
		June 27, 2014
	Year Ended	(Inception) to
	November 30,	November 30,
	2015	2014
Revenue	$28,384	$-
Cost of revenue	(24,895)	-
Gross Profit	3,489	-
Gross Profit Percentage	12.3%	-
General and administrative expenses	3,007	160
Professional fees	27,420	4,412
Net loss	$(26,938)	$(4,572)

The result of these measures saw revenue during the year ended November 30, 2015, of $28,384, as compared to $0 for the period ended November 30, 2014, due to commencing operations in January 2015. Gross profit during the year ended November 30, 2015 was $3,489. And during the year ended November 30, 2015 we incurred general and administrative fees of $3,007, compared to general and administrative fees of $160 during the same period ended November 30, 2014. The increase in administrative expenses by $2,847 or 1,779%, during the year ended November 30, 2015, was primarily due to management fee of $1,694, bank charges of $923 and regulatory fees of $375. In terms of professional fees, in the year ended November 30, 2015, we incurred fees of $27,420, compared to professional fees of $4,412 during the same period ended November 30, 2014. The increase in professional fees for the year ended November 30, 2015, of $23,008 or 521%, was generally related to accounting audit fees of $11,000 and accounting fees of $10,082, as compared to 2014.  Our net loss from operations increased $22,366 or 489% during the year ended November 30, 2015.

Liquidity and Financial Condition

Working Capital

The following table provides selected financial data about our company as of November 30, 2015 and 2014.

	November 30, 2015	November 30, 2014	Change
Current assets	$40,835	$29,640	$11,195
Current liabilities	$16,007	$362	$15,645
Working capital	$24,828	$29,278	$(4,450)

Our working capital decreased as of November 30, 2015, as compared to November 30, 2014, due to an increase in cash of $3,245, inventory of 7,950 and accounts payable of $15,645 for accrued accounting fees.

Cash Flows

	Year Ended November 30,
	2015	2014
Cash used in operating activities	$(19,243)	$(4,210)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$22,488	$33,850
Cash and cash equivalents on hand	$32,885	$29,640

Cash Flows from Operating Activities

We have not generated positive cash flow from operating activities. For the year ended November 30, 2015, cash used in operating activities was $19,243 consisting of a net loss of $26,938 which was reduced by a reduction in an increase in accounts payable of $15,645, and was increased by an increase in inventory of $7,950. For the period ended November 30, 2014, cash used in operating activities was $4,210 consisting of a net loss of $4,572 and was decreased by an increase in accounts payable of $362.

Cash Flows from Investing Activities

From inception (June 27, 2014) to November 30, 2015, we did not use any cash for investing activities.

Cash Flows from Financing Activities

We have financed our operations from the sale of our common stock. For the year ended November 30, 2015 and 2014, we generated $22,488 and $33,850 from sale of common stock, respectively.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We have generated nominal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in developing our website, and possible cost overruns due to the price and cost increases in supplies and services.

As of February 24, 2016, we have raised $36,691 from the sale of 3,696,050 shares of our common stock, from our initial public offering.  At present, we feel we have sufficient cash on hand to pay reporting and operating costs for the next 12 months and for some development of our planned business.

If we are unable to meet our needs, to develop our business, from either our operations, or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as included in this Annual Report, for disclosures regarding the Company's critical accounting policies and estimates.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.      Financial Statements and Supplementary Data.

CHEETAH ENTERPRISES, INC.

Consolidated Financial Statements

For the Year Ended November 30, 2015 and 2014:

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cheetah Enterprises, Inc.

We have audited the accompanying balance sheets of Cheetah Enterprises, Inc. as of November 30, 2015 and 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cheetah Enterprises, Inc. as November 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs
Temple Terrace, Florida
February 29, 2016

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

CHEETAH ENTERPRISES, INC.
Consolidated Balance Sheets

	November 30,	November 30,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$32,885	$29,640
Inventory	7,950	-
Total Current Assets	40,835	29,640

TOTAL ASSETS	$40,835	$29,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$16,007	$362
Total Current Liabilities	16,007	362

TOTAL LIABILITIES	16,007	362

Stockholder's Equity
Preferred stock: 10,000,000 authorized; $0.001 par value
No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value
19,018,843 and 16,770,000 shares issued and outstanding, respectively	19,019	16,770
Additional paid in capital	37,319	17,080
Accumulated deficit	(31,510)	(4,572)
Total Stockholders' Equity	24,828	29,278

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,835	$29,640

See notes to the audited consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Consolidated Statement of Operations

		Period from
		June 27, 2014
	Year Ended	(Inception) to
	November 30,	November 30,
	2015	2014

Revenue	$28,384	$-
Cost of revenue	(24,895)	-
Gross Profit	3,489	-

Operating Expenses
General and administrative	3,007	160
Professional fees	27,420	4,412
Total Operating Expenses	30,427	4,572

Net loss from operations	(26,938)	(4,572)

Provision for income taxes	-	-

Net loss	$(26,938)	$(4,572)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	16,933,946	12,764,522

See notes to the audited consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Consolidated Statement of Stockholders' Equity
Period From June 27, 2014 (Inception) to November 30, 2015

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Number of Shares	Amount	Capital	Deficit	Equity

Balance as of June 27, 2014 (Inception)	-	$-	$-	$-	$-

Founders' shares issued for cash at $0.001 per share	12,500,000	12,500	-	-	12,500
Founders’ shares issued for cash at $0.005 per share	4,270,000	4,270	17,080	-	21,350
Net loss	-	-	-	(4,572)	(4,572)
Balance - November 30, 2014	16,770,000	$16,770	$17,080	$(4,572)	$29,278

Common shares issued for cash at $0.01 per shares	2,248,843	2,249	20,239	-	22,488
Net loss	-	-	-	(26,938)	(26,938)

Balance - November 30, 2015	19,018,843	$19,019	$37,319	$(31,510)	$24,828

See notes to the audited consolidated financial statement.

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Statement of Cash Flows

		Period from
		June 27, 2014
	Year Ended	(Inception) to
	November 30,	November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,938)	$(4,572)
Changes in operating assets and liabilities:
Inventory	(7,950)	-
Related party receivable	-	-
Accounts payable	15,645	362
Net Cash used in Operating Activities	(19,243)	(4,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,488	33,850
Net Cash provided by Financing Activities	22,488	33,850

Net increase in cash and cash equivalents	3,245	29,640
Cash and cash equivalents, beginning of period	29,640	-
Cash and cash equivalents, end of period	$32,885	$29,640

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to the audited consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Notes to the Consolidated Financial Statements
November 30, 2015 and 2014

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $32,885 and $29,640 in cash and cash equivalents as of at November 30, 2015 and 2014, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. As of November 30, 2015 and 2014, the Company had unsold inventory of $7,950 and $0, respectively.

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

The following table sets forth the computation of basic earnings per share, for the year ended November 30, 2015 and period of June 27, 2014 (inception) to November 30, 2014:

	Year Ended November 30, 2015	Period Ended November 30, 2014
Net loss	$(26,938)	$(4,572)

Weighted average common shares issued and outstanding (Basic and Diluted)	16,933,946	12,764,522

Net loss per common share, Basic and Diluted	$(0.00)	$(0.00)

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

The Company's financial instruments consist principally of cash, inventory, and accounts payable. Pursuant to ASC 820, the fair value of these financial instruments are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

No stock-based compensations costs were incurred for the year ended November 30, 2015 and period ended November 30, 2014.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred.  No advertising costs were incurred for the year end November 30, 2015 and the period ended November 30, 2014.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  No significant realized exchange gains or losses were recorded during the year ended November 30, 2015 and the period ended November 30, 2014.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of November 30, 2015.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605,“Revenue Recognition.”  The Company will recognize revenue only when all of the following criteria have been met:

i.	Persuasive evidence for an agreement exists;
ii.	Service has been provided;
iii.	The fee is fixed or determinable; and,
iv.	Collection is reasonably assured.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of November 30, 2015, the Company has a loss from operations of $26,938, an accumulated deficit of $31,510 and has earned minimal revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2016.

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

Since inception (June 27, 2014) to November 30, 2015, the Company has issued a total of 19,018,843 common shares for cash of $56,338, as follows:

•	On July 7, 2014, the Company issued to an officer and director, 12,500,000 shares of common stock at $0.001 per share for $12,500.
•	On October 23, 2014, the Company issued to an officer and director, 4,270,000 shares of common stock at $0.005 per share for $21,350.
•	During October and November, 2015, the Company issued to unaffiliated investors, 2,248,843 shares of common stock at $0.01 per share for $22,488.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	November 30, 2015	November 30, 2014
Income tax expense at statutory rate	$(9,159)	$(1,554)
Valuation allowance	9,159	1,554
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	November 30, 2015	November 30, 2014
NOL Carryover	$10,713	$1,554
Valuation allowance	(10,713)	(1,554)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $31,510 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Net operating loss carry forwards begin to expire in 2034. Income taxes for November 30, 2015 and 2014 remain subject to examination.

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

The Company does not have employment contracts with its two key employees, the controlling shareholder, and the officers and director of the Company.  During the year ended November 30, 2015 the Company paid $1,693 to officers for commissions on the sale of vehicles.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of November 30, 2015.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to November 30, 2015, pursuant to the Company’s initial public offering, the Company has sold1,447,207 shares of common stock to unaffiliated investors for $14,472.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no additional events have occurred that require disclosure.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of November 30, 2015.  Based on this evaluation, our Chief Executive Officer and our Chief Financial officer concluded as of November 30, 2015, that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that our internal controls were not effective based on financial reporting as of November 30, 2015, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of November 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.  Each of our officers is appointed by the board of directors (the "Board") to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The Board has no nominating, audit or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position Held with the Company	Age	Date First Elected or Appointed
Shane Drdul Condominio Torres Paseo Colom, #604 San Jose, Costa Rica	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Director	50	July 7, 2014

Juan Bordallo Condominio Torres Paseo Colom, #604 San Jose, Costa Rica	Secretary and Director	36	July 7, 2014

Background Information about Our Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shane Drdul

Shane Drdul is the President, CEO, CFO, Treasurer and member of the board of directors of the Company.  He has worked in finance, sales, marketing and advertising since August 2003 for a British-based Company named International Advisor.  International Advisors is a financial advising and planning services Company targeting medium to long term investments.  It's products include pensions, education plans and lump sum investments. Because of his experience with marketing, Mr. Drdul will be responsible for managing all marketing efforts for the Company. Before working for International Advisor, he worked for Park Lane Homes, a residential home builder located in Canada, working in sales, marketing and development for 6 years.

Juan Bordallo

Juan Bordallo is the Secretary and a member of the board of directors of the Company. He has been working for the past 10 years as owner/manager of an auto repair and body shop, named Taller Bordallo.  He has experience in sales and promotion and the daily management and client service operations of his business.  With his past experience in building and growing new businesses, Mr. Bordallo will be responsible for managing the sourcing, evaluation, maintenance, and customer sales of vehicles for the Company.

No executive officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No executive officer or director of the Company is the subject of any pending legal proceedings.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

None.

Term of Office

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.  Each of our officers is appointed by the board of directors (the "Board") to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The Board has no nominating, audit or compensation committees.

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for re-election or re-appointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, no present or former directors or executive officer of our company:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, directors of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)
was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our officers, including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within the Company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to the Company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this Annual Report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Cheetah Enterprises, Inc. Condominio Torres Paseo Colon #604, San Jose, Costa Rica.

Board and Committee Meetings

The Board has no nominating, audit or compensation committees.

Nomination Process

We do not have a nominating committee.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.     Executive Compensation.

We began our business in June, 2014.  No salaries have been paid by us at any time through November 30, 2015.  We have not entered into any employment agreements with our officers.

The following table sets forth, since inception, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and other executive officers in such period who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer at November 30, 2015 and 2014:

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shane Drdul President, CEO, CFO, Treasurer, director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Juan Bordallo Secretary, director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	1,694 0	1,694 0

Employment Contracts

There is no employment contract with either Mr. Drdul or Mr. Bordallo at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future. Our board of directors will determine future compensation and, as appropriate, employment agreements executed.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

No Compensation to Directors

No director has received any cash or other compensation for serving as a director, and we do not plan to pay any cash or other compensation to any person for serving as a director.  Our directors are entitled to reimbursement for reasonable out-of-pocket expenses incurred in connection with our business.  Our board of directors may award special remuneration to any director undertaking any special products on our behalf, other than products ordinarily required of a director.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Option Grants

There have been no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation table.

Aggregated Option Exercises and Fiscal Year-End Option Value

There have been no stock options exercised by the executive officer named in the Summary Compensation table.

Long-Term Incentive Plan ("LTIP") Awards

There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on February 24, 2016, by:

•	each person who is known by us to beneficially own 5% or more of our common stock,
•	each of our directors and officers, and
•	all of our directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees.  Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)

Common Stock	Shane Drdul Condominio Torres Paseo Colon #604 San Jose, Costa Rica	16,770,000	82%

Common Stock	Juan Bordallo Condominio Torres Paseo Colon #604 San Jose, Costa Rica	-0-	0%

Common Stock	Directors and Officers as a Group (2 individuals)	16,770,000	82%
(1)
The persons named above may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

(2)	Each shareholder owns his or her shares directly.
(3)	Based on 20,466,050 shares issued and outstanding as of February 24, 2016.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

From inception of the Company (June 27, 2014) until November 30, 2015, there were no shareholder loans.

Mr. Drdul and Mr. Bordallo are founders and, therefore, may be considered promoters, as that term is defined in Rule 405 of Regulation C.

Transactions with Related Parties

Our Chief Executive and Financial Officer, who is also a director, purchased the following shares:

•	On July 7, 2014, the Company issued 12,500,000 shares of common stock to Shane Drdul at $0.001 per share for $12,500 cash.
•	On October 23, 2014, the Company issued 4,270,000 shares of common stock to Shane Drdul at $0.005 per share for $21,350 cash.

Our two officers and directors received cash payments of:

•	Through November 30, 2015, $1,694 related to the commissions and maintenance of automobiles sold by the Company.

From inception of the Company (June 27, 2014) through the period ended November 30, 2015, there have been no additional transactions, or any proposed transactions, in which the Company was or is to be a participant and in which any related person had or will have a direct or indirect material interest, that would be required to be disclosed herein pursuant to Items 404(a) and 404(d) of Regulation S-K.

Director Independence

Our board of directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14.     Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	November 30, 2015	November 30, 2014
Audit Fees(1)	$13,500	$5,000
Audit Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$13,500	$5,000

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements,   and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees".

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibits

In reviewing the agreements included as exhibits to this Annual Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to those agreements. Those agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

 The following exhibits are included as part of this report:

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State.	S-1	3.1	March 27, 2015
3.2	Certificate of Amendment to Articles of Incorporation	S-1	3.2	March 27, 2015
3.3	By-Laws of Registrant.	S-1	3.3	March 27, 2015
14.1*	Code of Ethics
21.1*	Subsidiaries of the Registrant.
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: February 29, 2016	/s/ Shane Drdul
Shane Drdul
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 29, 2016	/s/ Shane Drdul
Shane Drdul
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive and Financial Officer)

Dated: February 29, 2016	/s/ Juan Bordallo
Juan Bordallo
Secretary and Director