Form 10-Q
period 2016-02-29
CHEETAH ENTERPRISES, INC.
filed 2016-04-19
CIK 1637197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

As of April 15, 2016 there were 20,466,050 shares of the issuer's common stock, par value $0.001, issued and outstanding.

CHEETAH ENTERPRISES, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2016

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

CHEETAH ENTERPRISES, INC.

Interim Consolidated Financial Statements

For the Period Ended February 29, 2016

Index to the Condensed Consolidated Financial Statements

(Unaudited)

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Balance Sheets

	February 29,	November 30,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$46,762	$32,885
Prepaid and other current assets	1,000	-
Inventory	7,950	7,950
Total Current Assets	55,712	40,835

TOTAL ASSETS	$55,712	$40,835

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$25,757	$16,007
Total Current Liabilities	25,757	16,007

TOTAL LIABILITIES	25,757	16,007

Stockholder's Equity
Preferred stock: 10,000,000 authorized; $0.001 par value
No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value
20,466,050 and 19,018,843 shares issued and outstanding, respectively	20,466	19,019
Additional paid in capital	50,345	37,319
Accumulated deficit	(40,856)	(31,510)
Total Stockholder's Equity	29,955	24,828

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$55,712	$40,835

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	February 29,	February 28,
	2016	2015

Revenue	$-	$6,500
Cost of revenue	-	(4,500)
Gross Profit	-	2,000

Operating Expenses
General and administrative	1,096	1,072
Professional fees	8,250	5,650
Total Operating Expenses	9,346	6,722

Net loss from operations	(9,346)	(4,722)

Provision for income taxes	-	-

Net loss	$(9,346)	$(4,722)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	19,230,015	16,770,000

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	February 29,	February 28,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,346)	$(4,722)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,000)
Accounts payable	9,750	3,000
Total adjustments	8,750	3,000
Net Cash used in Operating Activities	(596)	(1,722)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,473
Net Cash provided by Financing Activities	14,473	-

EFFECT OF EXCHANGE RATE CHAGES ON CASH AND CASH EQUIVALENTS	-

Net increase (decrease) in cash and cash equivalents	13,877	(1,722)
Cash and cash equivalents, beginning of period	32,885	29,640
Cash and cash equivalents, end of period	$46,762	$27,918

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Notes to the Condensed Consolidated Financial Statements
February 29, 2016
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

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 8 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended November 30, 2015, as filed with the Securities and Exchange Commission ("SEC") on February 29, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $46,762 and $32,885 in cash and cash equivalents as of February 29, 2016 and November 30, 2015, respectively.

Inventory

Inventories are stated at the lower of cost or market price.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs.  Items determined to be obsolete are reserved for.  As at February 29, 2016 and November 31, 2015, the Company determined that no reserve related to inventory was required.

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

The following table sets forth the computation of basic earnings per share, for the three month periods ending February 29, 2016 and February 28, 2015:

	Three Months Ended	Three Months Ended
	February 29, 2016	February 28, 2015
Net loss	$(9,346)	$(4,722)

Weighted average common shares issued and outstanding (Basic and Diluted)	19,230,015	16,770,000

Net loss per common share, Basic and Diluted	$(0.00)	$(0.00)

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

No stock-based compensations costs were incurred for the period ending February 29, 2016 and February 28, 2015.

Advertising Costs

The Company follows ASC 720, “Advertising Costs,” and expenses costs as incurred.  No advertising costs were incurred for the period ending February 29, 2016 and February 28, 2015.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  No significant realized exchange gains or losses were recorded during the period ended February 29, 2016 and February 28, 2015.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.  See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of February 29, 2016.

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

NOTE 3 -GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of February 29, 2016, the Company has a loss from operations of $9,346, an accumulated deficit of $40,856 and has earned minimal revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2016.

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

Since inception (June 27, 2014) to February 29, 2016, the Company has issued a total of 20,466,050 common shares for cash of $70,811, as follows:

•	On July 7, 2014, the Company issued to an officer and director, 12,500,000 shares of common stock at $0.001 per share for $12,500.

•	On October 23, 2014, the Company issued to an officer and director, 4,270,000 shares of common stock at $0.005 per share for $21,350.

•	During October and November, 2015, the Company issued to unaffiliated investors, 2,248,843 shares of common stock at $.01 per share for $22,488

•	During February, 2016, the Company issued to unaffiliated investors, 1,447,207 shares of common stock at $.01 per share for $14,473

NOTE 5 -PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

February 29, 2016
Income tax expense at statutory rate	$(3,178)
Valuation allowance	3,178
Income tax expense per books	$-

Net deferred tax assets consist of the following components as of:

February 29, 2016
NOL Carryover	$13,891
Valuation allowance	(13,891)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $40,856 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Net operating loss carry forwards begin to expire in 2034. Income taxes for the year ended November 30, 2015 remain subject to examination.

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

The Company does not have employment contracts with its two key employees, the controlling shareholder, and the officers and director of the Company.  During the period ended February 29, 2016 the Company paid $0 to officers for commissions on the sale of vehicles. During the period ended February 28, 2015 the Company paid $800 to officers for commissions on the sale of vehicles.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of February 29, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on February 29, 2016.  You should carefully review the risks described in our Prospecuts and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

During January 2015, we commenced on our operations, through the purchase and sale of our first vehicle.  We expect that we will have gradual sales as our website development has not yet commenced development and we have not yet started any advertising and marketing.  Therefore, our only source of advertising currently is word of mouth.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.  Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K, for disclosures regarding the Company's critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Going Concern

We have a history of operating losses, as we have focused our efforts on raising capital and building our services. The report of our independent auditors issued on our financial statements as of and for the year ended November 30, 2015, expresses substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining additional adequate capital to fund additional operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

Results of Operations

We have generated no revenue and have incurred $9,346 in expenses for the three month period ended February 29, 2016.

Our operations commenced January 2015 and we were incorporated in June 2014.  Our financial results for the three months periods ended February 29, 2016 and February 28, 2015 are summarized as follows:

	Three Months ended February 29, 2016	Three Months ended February 28, 2015
Revenue	$-	$6,500
Cost of revenue	-	(4,500)
Gross Profit	-	2,000
Gross Profit Percentage	-	31%
General and administrative expenses	1,096	1,072
Professional fees	8,250	5,650
Net loss	$(9,346)	$(4,722)

During the three months ended February 29, 2016, we realized $0 from the purchase and sale of three automobiles compared to $2,000 for the three months ended February 28, 2015.  Gross profit is based on the gross selling price we receive from a vehicle sale less all direct costs, which consist of: the cost to purchase the vehicle, repairs and cleaning to the vehicle to get it to sales condition, and any licencing and taxes directly related to the purchase and sale, and other miscellaneous direct costs.

Our general and administrative expenses consist of fees paid to management and general office and overhead.  During the three months ended February 29, 2016, we paid management fees of $0 to our two officers and directors.

Our professional fees consist of legal, accounting and other fees, primarily due to our reporting requirements with the SEC.  For the three months ended February 29, 2016, we incurred legal fees of $750, accounting fees of $7,500, and other professional and regulatory fees of $891.

The following table provides selected financial data about the Company for the periods ended February 29, 2016 and November 30, 2015.

	February 29, 2016	November 30, 2015
Cash	$46,762	$32,885
Total Assets	$55,712	$40,835
Total Liabilities	$25,757	$16,007
Stockholders’ equity	$29,955	$24,828

Liquidity and Capital Resources

From June 27, 2014 (inception) through February 29, 2016, we have relied almost exclusively on funds raised from sales of shares of our common stock under our Registration Statement and to one of our founders.  The offering of the securities registered by that registration statement commenced on June 25, 2015.  As of  February 29, 2016, 3,696,050 shares of our common stock registered by that registration statement were sold for gross proceeds of $39,961.

Our operations commenced in January 2015, from the purchase and sale of our first vehicle. However, at present, we only have enough cash on hand to pay minimal SEC reporting expenses for the purchase and sale of one vehicle at a time.  We only have enough cash on hand to cover minial operations over the next 12 months. We will require at least $20,000 to remain reporting with the SEC for the next 12 months.

We may need to raise additional capital to carry out our business plan.  There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $46,762 and $32,885 at February 29, 2016 and November 30, 2015, respectively.  Our primary needs for cash are to expand our business. For the next 12 months, we require a minimum of $20,000 for professional fees related to being a reporting company.

Our sources and uses of funds were as follows:

Cash Flows from Operating Activities

We used net cash of $596 in our operating activities during the period ended February 29, 2016, consisting of a loss of $9,346 increased by $1,000 due to an increase in prepaids, and reduced by $9,750 due to an increase of accounts payable. We used net cash of $1,722  in our operating activities during the period ended February 28, 2015, consisting of a loss of $4,722 reduced by $3,000 due to an increase in accounts payable, and an increase of 9,750 due to the increase of payables

Cash Flows from Financing Activities

Cash provided by financing activities during the period ended February 29, 2016, consisted of $14,473 from the issuance of common shares, from our recent offering. We did not have any cash flows from financing acitivities during the period ended February 28, 2015

Working Capital

As of February 29, 2016 and November 30, 2015, we had a net working capital of $29,955 and $24,828, respectively.  Our working capital increased by $5,127 as at February 29, 2016, as compared to November 30, 2015, primarily due to the proceeds of cash for common share issuance.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and  procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 29, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

Pursuant to an offering of securities registered by our  registration statement dated June 25, 2015, we sold 3,696,050 shares of our common stock to thirty-one (31) unaffiliated investors, for gross proceeds of $39,961.  As of February 29, 2015, the Company has closed its offering and will not sell any additional shares of common stock under this registration statement.

Item 6.  Exhibits.

Exhibit Number	Exhibit Description
31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer.
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: April 18, 2016	/s/ Shane Drdul
Shane Drdul
President and CEO
(Principal Executive Officer)