Form 10-Q/A
period 2016-02-29
CHEETAH ENTERPRISES, INC.
filed 2016-04-26
CIK 1637197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q
Amendment No. 1
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

EXPLANATORY NOTE

The purpose of this Amendment (this “Amendment”) to the Quarterly Report on Form 10-Q of Cheetah Enterprises, Inc., a Nevada corporation (the “Company”), for the fiscal quarter ended February 29, 2016 and filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2016 (the “Original Filing”) is to correct certain information in Item 5. Other Information of the Original Filing regarding the Company’s offer and sale of shares of its common stock, which shares were registered for such offer and sale pursuant to a Registration Statement on Form S-1.  For convenience of the reader, this Amendment specifies the Original Filing in its entirety as amended by this Amendment.  Except for that revision specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.  As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

None.

Item 5.  Other Information.

On June 25, 2015, the SEC declared effective our Registration Statement on Form S-1 filed in connection with the offer and sale of 10,000,000 shares of our common stock at a purchase price of $0.01 per share.  The SEC assigned to that registration statement File No. 333-203080.

The Company sold 3,696,050 shares of our common stock to 33 non-affiliated purchasers for gross proceeds of $39,961.  On March 31, 2016, the Company closed the offering for those shares.

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

*Filed herewith.
** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. Previously furnished in our Form 10Q filed on April 18, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: April 26, 2016	/s/ Shane Drdul
Shane Drdul
President and CEO
(Principal Executive Officer)