Form 10-Q
period 2016-05-31
CHEETAH ENTERPRISES, INC.
filed 2016-07-15
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 13, 2016 there were 20,466,050 shares of the issuer's common stock, par value $0.001, issued and outstanding.

CHEETAH ENTERPRISES, INC.

FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHEETAH ENTERPRISES, INC.

Interim Consolidated Financial Statements

For the Period Ended May 31, 2016

Index to the Condensed Consolidated Financial Statements

(Unaudited)

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Balance Sheets

	May 31,	November 30,
	2016	2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$46,422	$32,885
Prepaid and other current assets	150	-
Inventory	7,916	7,950
Total Current Assets	54,488	40,835

TOTAL ASSETS	$54,488	$40,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$34,075	$16,007
Total Current Liabilities	34,075	16,007

TOTAL LIABILITIES	34,075	16,007

Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.001 par value No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value 20,466,050 and 19,018,843 shares issued and outstanding, respectively	20,466	19,019
Additional paid in capital	50,345	37,319
Accumulated deficit	(50,398)	(31,510)
Total Stockholders' Equity	20,413	24,828

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,488	$40,835

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2016	2015	2016	2015

Revenue	$-	$13,480	$-	$19,980
Cost of revenue	-	(12,907)	-	(17,407)
Gross Profit	-	573	-	2,573

Operating Expenses
General and administrative	1,074	1,132	2,170	2,204
Professional fees	8,468	9,776	16,718	15,426
Total Operating Expenses	9,542	10,908	18,888	17,630

Net loss from operations	(9,542)	(10,335)	(18,888)	(15,057)

Provision for income taxes	-	-	-	-

Net loss	$(9,542)	$(10,335)	$(18,888)	$(15,057)

Other comprehensive income	-	50	-	50

Comprehensive Loss	$(9,542)	$(10,285)	$(18,888)	$(15,007)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,466,050	16,770,000	19,848,032	16,770,000

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,888)	$(15,057)

Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Inventory	34	(600)
Prepaid expenses and other assets	(150)	-
Related party receivable	-	(3,700)
Accounts payable	18,068	3,276
Net Cash used in Operating Activities	(936)	(16,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,473	-
Net Cash provided by Financing Activities	14,473	-

Effect of exchange rate changes on cash and cash equivalents	-	50

Net increase (decrease) in cash and cash equivalents	13,537	(16,031)
Cash and cash equivalents, beginning of period	32,885	29,640
Cash and cash equivalents, end of period	$46,422	$13,609

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Notes to the Condensed Consolidated Financial Statements

May 31, 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 8 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended November 30, 2015, as filed with the Securities and Exchange Commission ("SEC") on February 29, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $46,422 and $32,885 in cash and cash equivalents as of May 31, 2016 and November 30, 2015, respectively.

Inventory

Inventories are stated at the lower of cost or market price.  Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs.  Items determined to be obsolete are reserved for.  As at May 31, 2016 and November 31, 2015, the Company determined that no reserve related to inventory was required.

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

The following table sets forth the computation of basic earnings per share, for the three and six month periods ending May 31, 2016 and 2015:

	Three Months Ended May 31,		Six Months Ended May 31,
	2016	2015	2016	2015

Net loss	$(9,542)	$(10,335)	$(18,888)	$(15,057)

Weighted average common shares issued and outstanding (Basic and Diluted)	20,466,050	16,770,000	19,848,032	16,770,000

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents that it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  No significant realized exchange gains or losses were recorded during the period ended May 31, 2016 and 2015.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of May 31, 2016, the Company has a loss from operations of $18,888, an accumulated deficit of $50,398 and has earned minimal revenues since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2016.

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

Since inception (June 27, 2014) to May 31, 2016, the Company has issued a total of 20,466,050 common shares for cash of $70,811, as follows:

•	On July 7, 2014, the Company issued to an officer and director, 12,500,000 shares of common stock at $0.001 per share for $12,500.
•	On October 23, 2014, the Company issued to an officer and director, 4,270,000 shares of common stock at $0.005 per share for $21,350.
•	During October and November, 2015, the Company issued to unaffiliated investors, 2,248,843 shares of common stock at $.01 per share for $22,488.
•	During February, 2016, the Company issued to unaffiliated investors, 1,447,207 shares of common stock at $.01 per share for $14,473.

NOTE 5 - RELATED PARTY TRANSACTIONS

Equity

On July 7, 2014 the Company issued to an officer and director, 12,500,000 shares of its common stock to at $0.001 per share for proceeds of $12,500.

On October 23, 2014, the Company issued to an officer and director, 4,270,000 shares of common stock at $0.005 per share for proceeds of $21,350.

Other

The controlling shareholder has pledged his support to fund continuing operations during the development stage; however, there is no written commitment to this effect.  The Company is dependent upon the continued support.

The officer and director of the Company may be involved in other business activities, and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not have employment contracts with its two key employees, the controlling shareholder, and the officers and director of the Company.  During the period ended May 31, 2016 the Company paid $0 to officers for commissions on the sale of vehicles. During the period ended May 31, 2015 the Company paid $1,693 to officers for commissions on the sale of vehicles.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on February 29, 2016. You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

The majority of our advertising will be done locally through word of mouth, local newspapers and websites, and, eventually, we intend to also advertise on our planned website. The vehicles advertised in trade magazines will link potential customers to our website. Currently, we are developing the website, www.cheetahenterprises.com, and when we find the funds available, we will develop a website locally for the Costa Rican market, www.cheeathautos.com, to advertise the Company and our vehicles.

During January 2015, we commenced on our operations, through the purchase and sale of our first vehicle. We expect that we will have gradual sales increase, as our website development has not yet commenced development, and we have not yet started any advertising and marketing. Therefore, our only source of advertising currently is word of mouth.

Principal Products, Services and Their Markets

Our focus is to competitively supply quality used vehicles to the Costa Rican market. Automobiles which are in good condition, i.e., low mileage for age, service history, pedigree of vehicle and accident free, will be sourced. Owner histories - preferably one owner vs. multiple owners will be of primary importance. The objective is to find buyers for cars, as opposed to focusing on finding cars for customers.

We will provide fully inspected vehicles and documentation of full history, quality and disclosure of known problems. We will have done full maintenance, along with complete detailing, inside and out before, selling those vehicles. We anticipate that we will be able to locate many of our used cars locally in the Costa Rican market, largely from expatriates that are in need to sell their cars when returning to their native countries. For cars that we source from the U.S., we will use customs brokers who provide the necessary customs/brokerage paperwork, as well as ensuring the car complies with Costa Rican regulations. Most cars that sold in the U.S. market comply with Costa Rican safety and emission standards at the date of manufacture. However, every car will be evaluated on a case-by-case basis. If the cost of modifying vehicles is too great, the vehicle will not be imported into the Costa Rican market.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our Annual Report on Form 10-K, for disclosures regarding the Company's critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Results of Operations

We were incorporated in June 2014, and our operations commenced January 2015. Our financial results for the three month period ended May 31, 2016 and 2015 are summarized as follows:

	Three Months Ended
	May 31,
	2016	2015	Change	%
Revenue	$-	$13,480	$(13,480)	(100%)
Cost of revenue	-	(12,907)	12,907	(100%)
Gross Profit	-	573	(573)	(100%)
Gross Profit Percentage	-	4%	(4%)	(100%)
General and administrative expenses	1,074	1,132	(58)	(5%)
Professional fees	8,468	9,776	(1,308)	(13%)
Net loss	$(9,542)	$(10,335)	$793	(8%)

During the three months ended May 31, 2016, we realized gross profit of $0 from the purchase and sale of automobiles compared to $573 for the three months ended May 31, 2015. Gross profit is based on the gross selling price we receive from a vehicle sale less all direct costs, which consist of: the cost to purchase the vehicle, repairs and cleaning to the vehicle to get it to sales condition, and any licensing and taxes directly related to the purchase and sale, and other miscellaneous direct costs.

Our general and administrative expenses consist of bank service change, regulatory fees and fees paid to management and general office and overhead. During the three months ended May 31, 2016, we paid management fees of $0 to our two officers and directors.

Our professional fees consist of legal, accounting and other fees, primarily due to our reporting requirements with the SEC. For the three months ended May 31, 2016, we incurred legal fees of $750, accounting fees of $6,868, and other professional of $850.

Our financial results for the six months ended May 31, 2016 and 2015 are summarized as follows:

	Six Months Ended
	May 31,
	2016	2015	Change	%
Revenue	$-	$19,980	$(19,980)	(100%)
Cost of revenue	-	(17,407)	17,407	(100%)
Gross Profit	-	2,573	(2,573)	(100%)
Gross Profit Percentage	-	13%	(13%)	(100%)
General and administrative expenses	2,170	2,204	(34)	(2%)
Professional fees	16,718	15,426	1,292	8%
Net loss	$(18,888)	$(15,057)	$(3,831)	25%

During the six months ended May 31, 2016, we realized gross profit of $0 from the purchase and sale of automobiles compared to $2,573 for the six months ended May 31, 2015. Gross profit is based on the gross selling price we receive from a vehicle sale less all direct costs, which consist of: the cost to purchase the vehicle, repairs and cleaning to the vehicle to get it to sales condition, and any licensing and taxes directly related to the purchase and sale, and other miscellaneous direct costs.

Our general and administrative expenses consist of bank service change, regulatory fees and fees paid to management and general office and overhead. During the six months ended May 31, 2016, we paid management fees of $0 to our two officers and directors.

Our professional fees consist of legal, accounting and other fees, primarily due to our reporting requirements with the SEC. For the six months ended May 31, 2016, we incurred legal fees of $1,500, accounting fees of $14,368, and other professional of $850.

The following table provides selected financial data about the Company for the periods ended May 31, 2016 and November 30, 2015.

Balance Sheet Data:	May 31, 2016	November 30, 2015	Change	%
Cash	$46,422	$32,885	$13,537	41%
Total assets	$54,488	$40,835	$13,653	33%
Total liabilities	$34,075	$16,007	$18,068	113%
Stockholders' equity	$20,413	$24,828	$(4,415)	(18)%

Liquidity and Capital Resources

From June 27, 2014 (inception) through May 31, 2016, we have relied almost exclusively on funds raised from sales of shares of our common stock under our Registration Statement and to one of our founders. The offering of the securities registered by that registration statement commenced on June 25, 2015. As of May 31, 2016, 3,696,050 shares of our common stock registered by that registration statement were sold for gross proceeds of $39,961.

Our operations commenced in January 2015, from the purchase and sale of our first vehicle. However, at present, we only have enough cash on hand to pay minimal SEC reporting expenses for the purchase and sale of one vehicle at a time. We only have enough cash on hand to cover minimal operations over the next 12 months. We will require at least $20,000 to remain reporting with the SEC for the next 12 months.

We may need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $46,422 and $32,885 at May 31, 2016 and November 30, 2015, respectively. Our primary needs for cash are to expand our business. For the next 12 months, we require a minimum of $20,000 for professional fees related to being a reporting company.

Our sources and uses of funds were as follows:

	May 31, 2016	November 30, 2015	Change	%
Current assets	$54,488	$40,835	$13,653	33%
Current liabilities	$34,075	$16,007	$18,068	113%
Working capital	$20,413	$24,828	$(4,415)	(18)%

	Six Months Ended
	May 31,
	2016	2015	Change	%
Cash used in operating activities	$(936)	$(16,081)	$15,145	(94%)
Cash provided by financing activities	$14,473	$-	$14,473	-
Cash and cash equivalents on hand	$46,422	$13,609	$32,813	241%

Cash Flows from Operating Activities

We used net cash of $936 in our operating activities during the period ended May 31, 2016, consisting of a loss of $18,888 increased by $150 due to an increase in prepaids, and reduced by due to an increase of accounts payable of $18,068 and inventory of $34. We used net cash of $16,081 in our operating activities during the period ended May 31, 2015, consisting of a loss of $15,057 reduced by $3,276 due to an increase in accounts payable and increased by due to an increase in inventory of $600 and related party receivable of $3,700.

Cash Flows from Financing Activities

Cash provided by financing activities during the period ended May 31, 2016, consisted of $14,473 from the issuance of common shares, from our recent offering. We did not have any cash flows from financing activities during the period ended May 31, 2015

Working Capital

As of May 31, 2016 and November 30, 2015, we had a net working capital of $20,413 and $24,828, respectively. Our working capital decreased by $4,415 as at May 31, 2016, as compared to November 30, 2015, primarily due to the proceeds of cash for common share issuance of $14,473 and an increase in accounts payable of $18,068.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plai.jpg in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

_____________

*Filed herewith.

**XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEETAH ENTERPRISES, INC. (Registrant)

Dated: July 15, 2016	/s/ Shane Drdul
Shane Drdul
President and CEO
(Principal Executive Officer)

