Form 10-Q
period 2016-08-31
CHEETAH ENTERPRISES, INC.
filed 2016-10-07
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 005-89578

CHEETAH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Condominio Torres Paseo Colon #604, San Jose, Costa Rica
(Address of principal executive offices)

+506-8730-1923
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

As of October 6, 2016 there were 20,466,050 shares of the issuer's common stock, par value $0.001, issued and outstanding.

CHEETAH ENTERPRISES, INC.

FORM 10-Q

FOR THE PERIOD ENDED AUGUST 31, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHEETAH ENTERPRISES, INC.

Interim Consolidated Financial Statements

For the Period Ended August 31, 2016

(Unaudited)

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Balance Sheets

	August 31,	November 30,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,606	$32,885
Prepaid and other current assets	2,775	-
Inventory	12,767	7,950
Total Current Assets	31,148	40,835

TOTAL ASSETS	$31,148	$40,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$21,433	$16,007
Total Current Liabilities	21,433	16,007

TOTAL LIABILITIES	21,433	16,007

Stockholders’ Equity
Preferred stock: 10,000,000 authorized; $0.001 par value No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value 20,466,050 and 19,018,843 shares issued and outstanding, August 31, 2016 and November 30, 2015, respectively	20,466	19,019
Additional paid in capital	50,345	37,319
Accumulated deficit	(61,096)	(31,510)
Total Stockholders’ Equity	9,715	24,828
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,148	$40,835

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2016	2015	2016	2015

Revenue	$11,081	$8,404	$11,081	$28,384
Cost of revenue	(10,326)	(7,488)	(10,326)	(24,895)
Gross Profit	755	916	755	3,489

Operating Expenses
General and administrative	1,835	680	4,005	2,884
Professional fees	9,618	8,358	26,336	23,784
Total Operating Expenses	11,453	9,038	30,341	26,668

Net loss from operations	(10,698)	(8,122)	(29,586)	(23,179)

Provision for income taxes	-	-	-	-

Net loss	$(10,698)	$(8,122)	$(29,586)	$(23,179)

Other comprehensive income	-	(50)	-	-

Comprehensive Loss	$(10,698)	$(8,172)	$(29,586)	$(23,179)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,466,050	16,770,000	20,054,038	16,770,000

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.
Condensed Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	August 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,586)	$(23,179)
Adjustments to reconcile net loss to net cash Changes in operating assets and liabilities:
Inventory	(4,817)	(3,783)
Prepaid expenses and other assets	(2,775)	-
Accounts payable	5,426	12,009
Net Cash used in Operating Activities	(31,752)	(14,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,473	-
Net Cash provided by Financing Activities	14,473	-

Net decrease in cash and cash equivalents	(17,279)	(14,953)
Cash and cash equivalents, beginning of period	32,885	29,640
Cash and cash equivalents, end of period	$15,606	$14,687

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to the unaudited condensed consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Notes to the Condensed Consolidated Financial Statements

August 31, 2016

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $15,606 and $32,885 in cash and cash equivalents as of August 31, 2016 and November 30, 2015, respectively.

Inventory

Inventories are stated at the lower of cost or market price. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. As at August 31, 2016 and November 31, 2015, the Company determined that no reserve related to inventory was required.

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

The following table sets forth the computation of basic earnings per share, for the three and nine month periods ending August 31, 2016 and 2015:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2016	2015	2016	2015
Net loss	$(10,698)	$(8,122)	$(29,586)	$(23,179)

Weighted average common shares issued and outstanding (Basic and Diluted)	20,466,050	16,770,000	20,054,038	16,770,000

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded during the period ended August 31, 2016 and 2015.

Related Parties

The Company follows ASC 850, "Related Party Disclosures," for the identification of related parties and disclosure of related party transactions. See note 5.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2016, the Company has a loss from operations of $29,586, an accumulated deficit of $61,096 and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2016.

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

Since inception (June 27, 2014) to August 31, 2016, the Company has issued a total of 20,466,050 common shares for cash of $70,811, as follows:

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

The Company does not have employment contracts with its two key employees, the controlling shareholder, and the officers and director of the Company. During the period ended August 31, 2016 the Company paid $1,200 to officers for commissions on the sale of vehicles. During the period ended August 31, 2015 the Company paid $1,693 to officers for commissions on the sale of vehicles.

NOTE 6 - SUBSEQUENT EVENTS

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

Description of Business

Cheetah Enterprises, Inc. was incorporated in the State of Nevada on June 27, 2014, and our fiscal year end is November 30. Our company's administrative address is Condominio Torres Paseo Colon, #604 San Jose, Costa Rica. Our telephone number is 506-8730-1923.

We are a start-up company and have generated minimal revenues and have limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding. We have never declared bankruptcy, been in receivership or involved in any kind of legal proceeding.

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

The majority of our advertising will be done locally through word of mouth, local newspapers and websites, and, eventually, we intend to also advertise on our planned website. The vehicles advertised in trade magazines will link potential customers to our website. Currently, we are developing the website, www.cheetahenterprises.com, and when we find the funds available, we will develop a website locally for the Costa Rican market, www.cheeathautos.com, to advertise our company and our vehicles.

During January 2015, we commenced on our operations, through the purchase and sale of our first vehicle. We expect that we will have a gradual sales increase, as we have not yet started the development of our website, and we have not yet started any advertising and marketing. Therefore, our only source of advertising currently is word of mouth.

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

We will provide fully inspected vehicles and documentation of full history, quality and disclosure of known problems. We will have done full maintenance, along with complete detailing, inside and out, before selling vehicles. We anticipate that we will be able to locate many of our used cars locally in the Costa Rican market, largely from expatriates that are in need of selling their cars when returning to their native countries. For cars that we source from the U.S., we will use customs brokers who provide the necessary customs/brokerage paperwork, as well as ensuring the automobile complies with Costa Rican regulations. Most automobiles that are sold in the U.S. market comply with Costa Rican safety and emission standards at the date of manufacture. However, every automobile will be evaluated on a case-by-case basis. If the cost of modifying a vehicle is too great, the vehicle will not be imported into the Costa Rican market.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K, for disclosures regarding our company's critical accounting policies and estimates, as well as any updates further disclosed in our interim financial statements as described in this Form 10-Q.

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

Results of Operations

We were incorporated in June 2014, and our operations commenced January 2015. Our financial results for the three month period ended August 31, 2016 and 2015 are summarized as follows:

	Three Months Ended
	August 31,
	2016	2015	Change	%
Revenue	$11,081	$8,404	$2,677	32%
Cost of revenue	(10,326)	(7,488)	(2,838)	38%
Gross Profit	755	916	(161)	(18%)
Gross Profit Percentage	7%	11%	(4%)	(37%)
General and administrative expenses	1,835	680	1,155	170%
Professional fees	9,618	8,358	1,260	15%
Net loss	$(10,698)	$(8,122)	$(2,576)	32%

During the three months ended August 31, 2016, we realized gross profits of $755 from the purchase and sale of automobiles compared to $916 for the three months ended August 31, 2015. Gross profit is based on the gross selling price we receive from a vehicle sale less all direct costs, which consist of: the cost to purchase the vehicle, repairs and cleaning to the vehicle to get it to sales condition, and any licensing and taxes directly related to the purchase and sale, and other miscellaneous direct costs.

Our general and administrative expenses consist of bank service change, regulatory fees and fees paid to management and general office and overhead. During the three months ended August 31, 2016, we paid management fees of $1,200 to our two officers and directors.

Our professional fees consist of legal, accounting and other fees, primarily due to our reporting requirements with the SEC. For the three months ended August 31, 2016, we incurred legal fees of $2,205, accounting fees of $2,000, and other professional of $5,413.

Our financial results for the nine months ended August 31, 2016 and 2015 are summarized as follows:

	Nine Months Ended
	August 31,
	2016	2015	Change	%
Revenue	$11,081	$28,384	$(17,303)	(61%)
Cost of revenue	(10,326)	(24,895)	14,569	(59%)
Gross Profit	755	3,489	(2,734)	(78%)
Gross Profit Percentage	7%	12%	(5%)	(45%)
General and administrative expenses	4,005	2,884	1,121	39%
Professional fees	26,336	23,784	2,552	11%
Net loss	$(29,586)	$(23,179)	$(6,407)	28%

During the nine months ended August 31, 2016, we realized gross profits of $755 from the purchase and sale of automobiles compared to $3,489 for the nine months ended August 31, 2015. Gross profit is based on the gross selling price we receive from a vehicle sale less all direct costs, which consist of: the cost to purchase the vehicle, repairs and cleaning to the vehicle to get it to sales condition, and any licensing and taxes directly related to the purchase and sale, and other miscellaneous direct costs.

Our general and administrative expenses consist of bank service change, regulatory fees and fees paid to management and general office and overhead. During the nine months ended August 31, 2016, we paid management fees of $1,200 to our two officers and directors.

Our professional fees consist of legal, accounting and other fees, primarily due to our reporting requirements with the SEC. For the nine months ended August 31, 2016, we incurred legal fees of $3,705, accounting fees of $4,000, and other professional of $18,631.

The following table provides selected financial data about our company for the periods ended August 31, 2016 and November 30, 2015.

Balance Sheet Data:	August 31, 2016	November 30 2015	Change	%
Cash	$15,606	$32,885	$(17,279)	(53%)
Total assets	$31,148	$40,835	$(9,687)	(24%)
Total liabilities	$21,433	$16,007	$5,426	34%
Stockholders’ equity	$9,715	$24,828	$(15,113)	(61%)

Liquidity and Capital Resources

From June 27, 2014 (inception) through August 31, 2016, we have relied almost exclusively on funds raised from sales of shares of our common stock under our registration statement and to one of our founders. The offering of the securities registered by that registration statement commenced on June 25, 2015 and closed on March 31, 2016. 3,696,050 shares of our common stock registered by that registration statement were sold for gross proceeds of $39,961.

Our operations commenced in January 2015, from the purchase and sale of our first vehicle. However, at present, we only have enough cash on hand to pay minimal SEC reporting expenses for the purchase and sale of a limited number of vehicles at any one time. We only have enough cash on hand to cover minimal operations over the next 12 months. We will require at least $20,000 to remain reporting with the SEC for the next 12 months.

We may need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $15,606 and $32,885 at August 31, 2016 and November 30, 2015, respectively. Our primary needs for cash are to expand our business. For the next 12 months, we require a minimum of $20,000 for professional fees related to being a reporting company.

Our sources and uses of funds were as follows:

	August 31, 2016	November 30, 2015	Change	%
Current assets	$31,148	$40,835	$(9,687)	(24%)
Current liabilities	$21,433	$16,007	$5,426	34%
Working capital	$9,715	$24,828	$(15,113)	(61%)

	Nine Months Ended
	August 31,
	2016	2015	Change	%
Cash used in operating activities	$(31,752)	$(14,953)	$(16,799)	112%
Cash provided by financing activities	$14,473	$-	$14,473	-
Cash and cash equivalents on hand	$15,606	$14,687	$919	6%

Cash Flows from Operating Activities

We used net cash of $31,752 in our operating activities during the period ended August 31, 2016, consisting of a loss of $29,586 increased by due to an increase in prepaid and other assets of $2,775 and inventory of $4,817, and reduced by due to an increase of accounts payable of $5,426. We used net cash of $14,953 in our operating activities during the period ended August 31, 2015, consisting of a loss of $23,179, reduced by $12,009 due to an increase in accounts payable and increased by due to an increase in inventory of $3,783.

Cash Flows from Financing Activities

Cash provided by financing activities during the period ended August 31, 2016, consisted of $14,473 from the issuance of common shares, from our recent offering. We did not have any cash flows from financing activities during the period ended August 31, 2015

Working Capital

As of August 31, 2016 and November 30, 2015, we had a net working capital of $9,715 and $24,828, respectively. Our working capital decreased by $15,113 as at August 31, 2016, as compared to November 30, 2015, primarily due to a decrease in cash of $17,279 and an increase in inventory of $4,817, prepaid and other current assets of $2,775 and accounts payable of $5,426.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

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
____________

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

CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: October 7, 2016	By:	/s/ Shane Drdul
Shane Drdul
President and CEO
(Principal Executive Officer)

