Form 10-K
period 2016-11-30
CHEETAH ENTERPRISES, INC.
filed 2017-03-03
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-55667

CHEETAH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Condominio Torres Paseo Colon #604, San Jose, Costa Rica
(Address of principal executive offices)Y	(Zip Code)

Registrant’s telephone number, including area code:	+506-8730-1923

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2016, the last business day of the Registrant's most recently completed second fiscal quarter was $Nil, based on there being no public market for the Registrant's stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

20,466,050 common shares as of February 27, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Cheetah Enterprises, Inc. and our wholly-owned subsidiary Cheetah Autos S.A. (a Costa Rica corporation), unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on June 27, 2014. We are in the business of providing quality used vehicles at a reasonable cost to customers in Costa Rica, through our wholly-owned Costa Rican subsidiary, Cheetah Autos S.A.

We have minimal revenues and limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding. We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Our Current Business

Our objective is to provide quality used vehicles at a reasonable price to customers in Costa Rica, through our wholly-owned Costa Rican subsidiary, Cheetah Autos S.A. We are accomplishing this by purchasing quality used vehicles and advertising them through newspapers, word of mouth and auto trade magazines. Eventually, we plan to offer vehicles through the planned corporate website. We sell cars that are being resold in the Costa Rican market. Our focus is sourcing local cars of good quality and value that can be sold quickly for a profit.

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

During January 2015, we commenced our operations, through the purchase and sale of our first vehicle. We expect that we will have gradual sales as our website development has not yet commenced development and we have not yet started any advertising and marketing. Therefore, our only source of advertising currently is word of mouth.

Principal Products, Services and Their Markets

Our focus is to competitively supply quality used vehicles to the Costa Rican market. Automobiles which are in good condition, i.e., low mileage for age, service history, pedigree of vehicle, accident free, will be sourced. Owner histories - preferably one owner vs. multiple owners - will be of primary importance. The objective is to find buyers for cars, as opposed to focusing on finding cars for customers.

We will provide fully inspected vehicles and documentation of full history, quality, and disclosure of known problems. We will have done full maintenance at corresponding manufacturer’s mileage, along with complete detailing, inside and out, before selling those vehicles. We anticipate that we will be able to locate many of our used cars locally in the Costa Rican market, largely from expatriates that are in need to sell their cars when returning to their native countries. For cars that we source from the U.S., we will use customs brokers who provide the necessary U.S. customs / brokerage paperwork, as well as ensuring the car complies with Costa Rican regulations. Most cars that sold in the U.S market comply with Costa Rican safety and emission standards at the date of manufacture. However, every car will be evaluated on a case-by-case basis. There may be minor changes that will have to be done on most vehicles. If the cost of modifying vehicles is too much, they would not be imported.

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

Of primary importance and advantage is the experience and background of our founders, Messrs. Shane Drdul and Juan Bordallo. Mr. Bordallo has over 10 years experience in the automotive repair trade, which gives him the ability to seek and find good quality cars and repair them to excellent working order before they go on sale. His knowledge of the market allows him to differentiate between a good and bad product, and determine potential problems in the market before te car is either purchased or sold. In addition to providing information on vehicles, we will subcontract Mr. Bordallo's auto repair shop, Taller Bordallo, to fully inspect and service vehicles at a competitive rate, so that they are mechanically sound before going on the market and inspection reports are listrd on the planned website.

There are several factors that distinguish us from other companies that are selling used vehicles on the market. Firstly, we want to encourage personal contact with potential customers. It gives us the opportunity to teach them how to buy quality and economically feasible vehicles. Since we will not sell vehicles on-line, the customer will be required to phone, come in person or e-mail us to ask questions. This allows us to directly communicate with the customer. Secondly, we propose to utilize our planned website to not only advertise to the public, but to offer more information to potential consumers.

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

Our strategic approach is to sell cars that are driven locally in Costa Rica. These cars tend to have lower mileage, as they are rarely driven on highways for long periods, and due to temperate weather conditions, there is less wear and tear. Cars sourced from the U.S. will be cars that have good value for the condition and will have the history thoroughly researched.

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

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

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

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock were listed for quotation on the OTCPink of the OTC Markets on November 17, 2016. No trades of our common stock occurred prior to November 17, 2016.

Our shares are issued in registered form. ClearTrust LLC, 16540 Pointe Village Dr., Suite 210, Lutz FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549), is the registrar and transfer agent for our common shares.

On November 30, 2016, the Company had 34 registered shareholders with 20,466,050 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2016, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Cash Requirements

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

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended November 30, 2016, which are included herein.

Our operating results for the year ended November 30, 2016, for the year ended November 30, 2015 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	November 30,
	2016	2015	Change	%
Revenue	$11,081	$28,384	$(17,303)	(61%)
Cost of revenue	(10,326)	(24,895)	14,569	(59%)
Gross Profit	755	3,489	(2,734)	(78%)
Gross Profit Percentage	7%	12%	(5% )	N/A
General and administrative expenses	4,145	3,007	1,138	38%
Professional fees	31,822	27,420	4,402	16%
Net loss	$(35,212)	$(26,938)	$(8,274)	31%

Our financial statements report a net loss of $35,212 for the year ended November 30, 2016 compared to a net loss of $26,938 for the year ended November 30, 2015. Our losses have increased by 8,274, primarily as a result of reduced revenues and gross profit during 2016.

Our operating expenses for the year ended November 30, 2016 were $35,967 compared to $30,427 for the year ended November 30, 2015. The increase in operating expenses was primarily as a result of increased professional fees for Securities and Exchange Commission (“SEC”) reporting compliance.

Liquidity and Financial Condition

Working Capital

	November 30, 2016	November 30, 2015	Change	%
Current assets	$42,168	$40,835	$1,333	3%
Current liabilities	$38,079	$16,007	$22,072	138%
Working capital	$4,089	$24,828	$(20,739)	(84%)

Our working capital decreased as of November 30, 2016, as compared to 2015, primarily due to our total current liabilities as of November 30, 2016, were $38,079 as compared to total current liabilities of $16,007 as of November 30, 2015. The increase was primarily due to increased accounts payable and accrued liabilities during the year ended November 30, 2016.

Cash Flows

	Year Ended
	November 30,
	2016	2015	Change	%
Cash used in operating activities	$(26,392)	$(19,243)	$(7,149)	37%
Cash used in investing activities	$-	$-	$-	-
Cash provided by financing activities	$14,473	$22,488	$(8,015)	(36%)
Cash and cash equivalents on hand	$20,966	$32,885	$(11,919)	(36%)

Operating Activities

Net cash used in operating activities was $26,392 for the year ended November 30, 2016 compared with net cash used in operating activities of $19,243 in the same period in 2015.

Investing Activities

We did not use any cash for investing activities during the years ended November 30, 2016 and 2015.

Financing Activities

Net cash from financing activities was $14,473 for the year ended November 30, 2016, compared to $22,488 used in financing activities in the same period in 2015.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

CHEETAH ENTERPRISES, INC.

Consolidated Financial Statements

For the Year Ended November 30, 2016 and 2015:

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cheetah Enterprises, Inc.

We have audited the accompanying Consolidated Balance Sheet of Cheetah Enterprises, Inc. as of November 30, 2016 and 2015, and the related Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity, and Consolidated Statement of Cash Flows for the years ended November 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cheetah Enterprises, Inc. as November 30, 2016 and 2015, and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Green & Company, CPAs

Tampa, Florida

February 28th, 2017

10320 N 56th Street, Suite 330	Tampa, FL 33617	813.606.4388

CHEETAH ENTERPRISES, INC.

Consolidated Balance Sheets

	November 30,	November 30,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$20,966	$32,885
Prepaid and other current assets	1,935	-
Inventory	19,267	7,950
Total Current Assets	42,168	40,835

TOTAL ASSETS	$42,168	$40,835

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$38,079	$16,007
Total Current Liabilities	38,079	16,007

TOTAL LIABILITIES	38,079	16,007

Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.001 par value No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value 20,466,050 and 19,018,843 shares issued and outstanding November 30, 2016 and 2015, respectively	20,466	19,019
Additional paid in capital	50,345	37,319
Accumulated deficit	(66,722)	(31,510)
Total Stockholders' Equity	4,089	24,828
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,168	$40,835

See notes to the audited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Consolidated Statement of Operations

	Year Ended
	November 30,
	2016	2015

Revenue	$11,081	$28,384
Cost of revenue	(10,326)	(24,895)
Gross Profit	755	3,489

Operating Expenses
General and administrative	4,145	3,007
Professional fees	31,822	27,420
Total Operating Expenses	35,967	30,427

Net loss from operations	(35,212)	(26,938)

Provision for income taxes	-	-

Net loss	$(35,212)	$(26,938)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,162,431	16,933,946

See notes to the audited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Consolidated Statement of Stockholders' Equity

For the Years Ended November 30, 2016 and 2015

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity

Balance - November 30, 2014	16,770,000	$16,770	$17,080	$(4,572)	$29,278

Common shares issued for cash at $0.01 per shares	2,248,843	2,249	20,239	-	22,488
Net loss	-	-	-	(26,938)	(26,938)

Balance - November 30, 2015	19,018,843	$19,019	$37,319	$(31,510)	$24,828

Common shares issued for cash at $0.01 per shares	1,447,207	1,447	13,026	-	14,473
Net loss	-	-	-	(35,212)	(35,212)

Balance - November 30, 2016	20,466,050	$20,466	$50,345	$(66,722)	$4,089

See notes to the audited consolidated financial statement.

CHEETAH ENTERPRISES, INC.

Consolidated Statement of Cash Flows

	Year Ended
	November 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,212)	$(26,938)
Adjustments to reconcile net loss to net cash Changes in operating assets and liabilities:
Inventory	(11,317)	(7,950)
Prepaid expenses and other assets	(1,935)	-
Accounts payable	22,072	15,645
Net Cash used in Operating Activities	(26,392)	(19,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,473	22,488
Net Cash provided by Financing Activities	14,473	22,488

Net increase (decrease) in cash and cash equivalents	(11,919)	3,245
Cash and cash equivalents, beginning of period	32,885	29,640
Cash and cash equivalents, end of period	$20,966	$32,885

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to the audited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

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

The Company buys and locally sells used automobiles in the Costa Rican market.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $20,966 and $32,885 in cash and cash equivalents as of at November 30, 2016 and 2015, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. As of November 30, 2016 and 2015, the Company had unsold inventory of $19,267 and $7,950, respectively.

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

The following table sets forth the computation of basic earnings per share, for the year ended November 30, 2016 and 2015:

	Year Ended November 30,
	2016	2015

Net loss	$(35,212)	$(26,938)

Weighted average common shares issued and outstanding (Basic and Diluted)	20,162,431	16,933,946

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

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

The Company's financial instruments consist principally of cash, inventory, prepaid and other current assets, and accounts payable. Pursuant to ASC 820, the fair value of these financial instruments are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded during the year ended November 30, 2016 and 2015.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of November 30, 2016.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition.” The Company will recognize revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

Recent Accounting Pronouncements

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the potential impact that the adoption of this ASU may have on its financial statements.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2016, the Company has a loss from operations of $35,212, an accumulated deficit of $66,722 and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2017.

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

During the year ended November 30, 2016, the Company issued to unaffiliated investors, 1,447,207 shares of common stock at $0.01 per share for $14,473.

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

As of November 30, 2016 and 2015, 20,466,050 and 19,018,843 shares of common stock were issued and outstanding, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	November 30, 2016	November 30, 2015
Income tax expense at statutory rate	$(11,972)	$(9,159)
Valuation allowance	11,972	9,159
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	November 30, 2016	November 30, 2015
NOL Carryover	$22,685	$10,713
Valuation allowance	(22,685)	(10,713)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $66,722 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Net operating loss carry forwards begin to expire in 2034. Income taxes for November 30, 2016 and 2015 remain subject to examination.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

The Company does not have employment contracts with its two key employees, the controlling shareholder, and the officers and director of the Company. During the year ended November 30, 2016 and 2015 the Company paid $1,200 and $1,693 to officers for commissions on the sale of vehicles.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of November 30, 2016 and 2015.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of November 30, 2016. Based on this evaluation, our Chief Executive Officer and our Chief Financial officer concluded as of November 30, 2016, that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports: (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our chief executive officer to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that our internal controls were not effective based on financial reporting as of November 30, 2016, based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee; (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of November 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Shane Drdul	President, Chief Executive Officer, Chief Financial Officer and Director	51	July 7, 2014

Juan Bordallo	Secretary and Director	37	July 7, 2014

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Shane Drdul – President, Chief Executive Officer, Chief Financial Officer and Director

Shane Drdul is the President, CEO, CFO, Treasurer and member of the board of directors of the Company. He has worked in finance, sales, marketing and advertising since August 2003 for a British-based Company named International Advisor. International Advisors is a financial advising and planning services Company targeting medium to long term investments. Its products include pensions, education plans and lump sum investments. Because of his experience with marketing, Mr. Drdul will be responsible for managing all marketing efforts for the Company. Before working for International Advisor, he worked for Park Lane Homes, a residential home builder located in Canada, working in sales, marketing and development for 6 years.

Juan Bordallo – Secretary and Director

Juan Bordallo is the Secretary and a member of the board of directors of the Company. He has been working for the past 10 years as owner/manager of an auto repair and body shop, named Taller Bordallo. He has experience in sales and promotion and the daily management and client service operations of his business. With his past experience in building and growing new businesses, Mr. Bordallo will be responsible for managing the sourcing, evaluation, maintenance and customer sales of vehicles for the Company.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2016, the filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were not complied with, an officer and director has not yet filed his Form 3.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended November 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of November 30, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2016 and 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Shane Drdul	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO, Treasurer and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Juan Bordallo	2016	Nil	Nil	Nil	Nil	Nil	Nil	1,200	1,200
Secretary and Director	2015	Nil	Nil	Nil	Nil	Nil	Nil	1,694	1,694

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended November 30, 2016 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended November 30, 2016 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 27, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Shane Drdul Condominio Torres Paseo Colon #604 San Jose Costa Rica	16,770,000 Common Shares	82%

Juan Bordallo Condominio Torres Paseo Colon #604 San Jose Costa Rica	Nil	0%

Directors and Executive Officers as a Group	16,770,000 Common Shares	82%

__________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 27, 2017. As of February 27, 2017 there were 20,466,050 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Shane Drdul and Juan Bordallo.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2016 and for fiscal year ended November 30, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2016	November 30, 2015
Audit Fees	$13,500	$13,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,500	$13,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Incorporated By Reference
		Form	Exhibit	Filing Date
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	S-1	3.1	March 17, 2015
3.2	Certificate of Amendment to Articles of Incorporation	S-1	3.2	March 17, 2015
3.3	By-Laws	S-1	3.3	March 17, 2015
(14)	Code of Ethics
14.1	Code of Ethics	10-K	14.1	February 29, 2016
(21)	Subsidiaries of the Registrant
21.1	Subsidiaries of Registrant	10-K	21.1	February 29, 2016
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: March 3, 2017	/s/ Shane Drdul
Shane Drdul
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 3, 2017	/s/ Shane Drdul
Shane Drdul
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: March 3, 2017	/s/ Juan Bordallo
Juan Bordallo
Secretary and Director

