Form 10-Q
period 2017-02-28
CHEETAH ENTERPRISES, INC.
filed 2017-04-10
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number 000-55667

CHEETAH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Condominio Torres Paseo Colon #604, San Jose, Costa Rica
(Address of principal executive offices)	(Zip Code)

+506-8730-1923
(Registrant’s telephone number, including area code)

N/A
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

☐ YES   ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ YES   ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐ YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

20,466,050 common shares issued and outstanding as of April 7, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	February 28,	November 30,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$8,699	$20,966
Prepaid and other current assets	1,095	1,935
Inventory	19,267	19,267
Total Current Assets	29,061	42,168

TOTAL ASSETS	$29,061	$42,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$16,144	$38,079
Due to a related party	30,000	-
Total Current Liabilities	46,144	38,079

TOTAL LIABILITIES	46,144	38,079

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value
No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value
20,466,050 shares issued and outstanding February 28, 2017 and November 30, 2016, respectively	20,466	20,466
Additional paid in capital	50,345	50,345
Accumulated deficit	(87,894)	(66,722)
Total Stockholders' Deficit	(17,083)	4,089
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,061	$42,168

See notes to the unaudited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2017	2016

Revenue	$-	$-

Operating Expenses
General and administrative	12,277	1,096
Professional fees	8,895	8,250
Total Operating Expenses	21,172	9,346

Net loss from operations	(21,172)	(9,346)

Provision for income taxes	-	-

Net loss	$(21,172)	$(9,346)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,466,050	19,230,015

See notes to the unaudited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	February 28,	February 29,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,172)	$(9,346)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Prepaid expenses and other assets	840	(1,000)
Accounts payable	(21,935)	9,750
Net Cash used in Operating Activities	(42,267)	(596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from loan from related party	30,000	-
Proceeds from issuance of common stock	-	14,473
Net Cash provided by Financing Activities	30,000	14,473

Net increase (decrease) in cash and cash equivalents	(12,267)	13,877
Cash and cash equivalents, beginning of period	20,966	32,885
Cash and cash equivalents, end of period	$8,699	$46,762

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to the unaudited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Notes to the Condensed Consolidated Financial Statements

February 28, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended November 30, 2016, as filed with the Securities and Exchange Commission ("SEC") on March 3, 2017.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $8,699 and $20,966 in cash and cash equivalents as of at February 28, 2017 and November 30, 2016, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. As of February 28, 2017 and November 30, 2016, the Company had unsold inventory of $19,267 and $19,267, respectively.

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

The following table sets forth the computation of basic earnings per share, for the three months ended February 28, 2017 and February 29, 2016:

	Three months ended
	February 28,	February 29,
	2017	2016
Net loss	$(21,172)	$(9,346)

Weighted average common shares issued and outstanding (Basic and Diluted)	20,466,050	19,230,015

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

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

The Company's financial instruments consist principally of cash, inventory, prepaid and other current assets, accounts payable and due to related party. Pursuant to ASC 820, the fair value of these financial instruments are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded during the period ended February 28, 2017 and February 29, 2016.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 5.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of February 28, 2017.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2017, the Company has a loss from operations of $21,172, an accumulated deficit of $87,894 and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2017.

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

There were no issuances of common stock for the three months ended February 28, 2017.

As of February 28, 2017, and November 30, 2016, 20,466,050 shares of common stock were issued and outstanding, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

During the three months ended February 28, 2017, the Company borrowed $30,000 from the CEO of the Company and the advance is non-interest bearing and due on demand. Imputed interest has not been calculated, as it is deemed not material. As of February 28, 2017, and November 30, 2016, the Company had due to a related party of $30,000 and $0, respectively.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no additional events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Cheetah Enterprises, Inc. a Nevada corporation, and our wholly-owned subsidiary Cheetah Autos S.A., unless otherwise indicated.

Corporate Overview

Cheetah Enterprises, Inc. was incorporated in the State of Nevada on June 27, 2014, and our fiscal year end is November 30. Our company's administrative address is Condominio Torres Paseo Colon #604, San Jose, Costa Rica. Our telephone number is 506-8730-1923.

We are an early stage company and have generated minimal revenues and have limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities and advances from our CEO, for funding. We have never declared bankruptcy, been in receivership or involved in any kind of legal proceeding.

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

Results of Operations

The following table provides selected financial data about our company for the period ended February 28, 2017 and the year ended November 30, 2016.

	February 28, 2017	November 30, 2016	Change	%
Cash and cash equivalents	$8,699	$20,966	$(12,267)	(59%)
Prepaid and other current assets	$1,095	$1,935	$(840)	(43%)
Inventory	$19,267	$19,267	$-	0%
Total Assets	$29,061	$42,168	$(13,107)	(31%)
Total Liabilities	$46,144	$38,079	$8,065	21%
Stockholders’ Equity (Deficit)	$(17,083)	$4,089	$(21,172)	(518%)

The following summary of our results of operations, for the three ended February 28, 2017, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended
	February 28,	February 29,
	2017	2016	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	12,277	1,096	11,181	1,020%
Professional fees	8,895	8,250	645	8%
Net loss	$21,172	$9,346	$11,826	127%

Three months ending February 28, 2017 compared to three months ending February 29, 2016:

For the three months ended February 28, 2017 and 2016 we had no revenue.

For the three months ended February 28, 2017, we incurred $12,277 in general and administrative expenses and $8,895 in professional fees, resulting in an operating and net loss of $21,172. For the three months ended February 29, 2016, we incurred $1,096 in general and administrative expenses and $8,250 in professional fees, resulting in an operating and net loss of $9,346. The increase in general and administrative fees was primarily due to a one time regulatory filing fee of $12,000, during the period ended 2017. The professional fees were primarily related to our ongoing regulatory requirements.

Liquidity and Capital Resources

From June 27, 2014 (inception) through February 28, 2017, we have relied almost exclusively on funds raised from sales of shares of our common stock under our registration statement and to one of our founders and from cash advances from our CEO. The offering of the securities registered by that registration statement commenced on June 25, 2015 and closed on March 31, 2016. 3,696,050 shares of our common stock registered by that registration statement were sold for gross proceeds of $36,961.

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

We will need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $8,699 and $20,966 at February 28, 2017, and November 30, 2016, respectively. Our primary needs for cash are to expand our business. For the next 12 months, we require a minimum of $20,000 for professional fees related to being a reporting company.

Working Capital

	February 28, 2017	November 30, 2016	Change	%
Cash	$8,699	$20,966	$(12,267)	(59%)

Current assets	$29,061	$42,168	$(13,107)	(31%)
Current liabilities	$46,144	$38,079	$8,065	21%
Working capital (deficiency)	$(17,083)	$4,089	$(21,172)	(518%)

Cash Flows

	Three Months Ended
	February 28,	February 29,
	2017	2016	Change
Cash used in operating activities	$(42,267)	$(596)	$(41,671)
Cash used in investing activities	$-	$-	$-
Cash provided by financing activities	$30,000	$14,473	$15,527
Cash and cash equivalents on hand	$8,699	$46,762	$(38,063)

As at February 28, 2017, our company’s cash balance was $8,699 and total assets were $29,061. As at November 30, 2016, our company’s cash balance was $20,966 and total assets were $42,168.

As at February 28, 2017, our company had total liabilities of $46,144, compared with total liabilities of $38,079 as at November 30, 2016.

As at February 28, 2017, our company had working capital deficiency of $17,083 compared with working capital of $4,089 as at November 30, 2016. The decrease in working capital was primarily attributed to due to a decrease in cash and an increase in due to a related party. Our CEO advanced $30,000 during the period ended February 28, 2017 for operating expenses.

Cash Flow from Operating Activities

During the three months ended February 28, 2017, our company used $42,267 in cash from operating activities, compared to $596 cash used in operating activities during the three months ended February 29, 2016. The cash used from operating activities for the three months ended February 28, 2017, was attributed to an increase in net loss and a decrease in accounts payable.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended February 28, 2017 or the three months ended February 29, 2016.

Cash Flow from Financing Activities

Net cash from financing activities was $30,000 from a cash advance from a related party for the three months ended February 28, 2017 compared to net cash from financing activities of $14,473 from the issuance of common shares, from our recent offering for the three months ended February 29, 2016.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have generated limited revenues and have limited operating history. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others and advances from our CEO. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as included in this Quarterly Report, for disclosures regarding the Company's critical accounting policies and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: April 10, 2017	By:	/s/ Shane Drdul
Shane Drdul
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

