Form 10-Q/A
period 2017-02-28
CHEETAH ENTERPRISES, INC.
filed 2017-04-13
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

☒ YES   ☐ NO

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q of Cheetah Enterprises, Inc., a Nevada corporation (the “Company”), for the period ended February 28, 2017, and filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2017 (the “Original Filing”), is to include in this Amendment a correction to the cover page of the Original Filing, which had a typographical error that resulted in the Company incorrectly indicating that it had not (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. For the convenience of the reader, this Amendment specifies the Original Filing in its entirety as amended by this Amendment.  Except for those revisions specified in this Explanatory Note, this Amendment does not amend or otherwise update any other information in the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing.  As required by the provisions of Rule 12b-15 promulgated pursuant to the Securities Exchange Act of 1934, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: April 13, 2017	By:	/s/ Shane Drdul
Shane Drdul
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)