Form 10-Q
period 2017-05-31
CHEETAH ENTERPRISES, INC.
filed 2017-07-24
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

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

20,566,050 common shares issued and outstanding as of July 14, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31,	November 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$5,132	$20,966
Prepaid and other current assets	-	1,935
Inventory	17,874	19,267
Total Current Assets	23,006	42,168

TOTAL ASSETS	$23,006	$42,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$150	$38,079
Total Current Liabilities	150	38,079

TOTAL LIABILITIES	150	38,079

Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.001 par value No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value 20,466,050 shares issued and outstanding May 31, 2017 and November 30, 2016, respectively	20,466	20,466
Additional paid in capital	103,010	50,345
Accumulated deficit	(100,620)	(66,722)
Total Stockholders' Equity	22,856	4,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,006	$42,168

See notes to the unaudited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2017	2016	2017	2016

Revenue	$4,094	$-	$4,094	$-
Cost of revenue	(4,300)	-	(4,300)	-
Gross Loss	(206)	-	(206)	-

Operating Expenses
General and administrative	2,565	1,074	14,842	2,170
Professional fees	9,355	8,468	18,250	16,718
Impairment of inventory	600	-	600	-
Total Operating Expenses	12,520	9,542	33,692	18,888

Net loss from operations	(12,726)	(9,542)	(33,898)	(18,888)

Provision for income taxes	-		-	-

Net loss	$(12,726)	$(9,542)	$(33,898)	$(18,888)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,466,050	20,466,050	20,466,050	19,848,032

See notes to the unaudited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	May 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,898)	$(18,888)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Inventory	1,393	34
Prepaid expenses and other assets	1,935	(150)
Accounts payable	(37,929)	18,068
Net Cash used in Operating Activities	(68,499)	(936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from loan from related party	52,665	-
Proceeds from issuance of common stock	-	14,473
Net Cash provided by Financing Activities	52,665	14,473

Net increase (decrease) in cash and cash equivalents	(15,834)	13,537
Cash and cash equivalents, beginning of period	20,966	32,885
Cash and cash equivalents, end of period	$5,132	$46,422

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Related party debt forgiven	$52,665	$-

See notes to the unaudited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Notes to the Condensed Consolidated Financial Statements

May 31, 2017

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $5,132 and $20,966 in cash and cash equivalents as of at May 31, 2017 and November 30, 2016, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. As of May 31, 2017, and November 30, 2016, the Company had unsold inventory of $17,874 and $19,267, respectively. During the six months ended May 31, 2017 and 2016, the Company recognized impairment loss of $600 and $0, respectively.

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

The following table sets forth the computation of basic earnings per share, for the three and six months ended May 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
Net loss	$(12,726)	$(9,542)	$(33,898)	$(18,888)

Weighted average common shares issued and outstanding (Basic and Diluted)	20,466,050	20,466,050	20,466,050	19,848,032

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The Company's financial instruments consist principally of cash, inventory, prepaid and other current assets, and accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of these financial instruments are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded during the period ended May 31, 2017 and 2016.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 5.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of May 31, 2017.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2017, the Company has a loss from operations of $33,898, an accumulated deficit of $100,620 and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2017.

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

There were no issuances of common stock for the six months ended May 31, 2017.

As of May 31, 2017, and November 30, 2016, 20,466,050 shares of common stock were issued and outstanding, respectively.

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

 During the period ended May 31, 2017 and 2016, the Company recorded management fees of $1,900 and $0, respectively.

During the six months ended May 31, 2017, the Company borrowed $52,665 from the CEO of the Company and a total of loan of $52,665 was forgiven by the CEO. The advance was non-interest bearing and due on demand. Imputed interest was not calculated, as it is deemed not material. As of May 31, 2017, and November 30, 2016, the Company had due to a related party of $0 and $0, respectively.

NOTE 6 - SUBSEQUENT EVENTS

On June 30, 2017, the Company sold 100,000 shares of common stock at a price of $0.20 per share for gross proceeds of $20,000.

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

Results of Operations

The following table provides selected financial data about our company for the period ended May 31, 2017 and the year ended November 30, 2016.

	May 31, 2017	November 30, 2016	Change	%
Cash and cash equivalents	$5,132	$20,966	$(15,834)	(76%)
Prepaid and other current assets	$-	$1,935	$(1,935)	(100%)
Inventory	$17,874	$19,267	$(1,393)	(7%)
Total Assets	$23,006	$42,168	$(19,162)	(45%)
Total Liabilities	$150	$38,079	$(37,929)	(100%)
Stockholders’ Equity	$22,856	$4,089	$18,767	459%

The following summary of our results of operations, for the three and six months ended May 31, 2017, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending May 31, 2017 compared to three months ending May 31, 2016:

	Three Months Ended
	May 31,
	2017	2016	Change	%
Revenue	$4,094	$-	$4,094	-
Cost of revenue	(4,300)	-	(4,300)	-
Gross Profit	(206)	-	(206)	-
Gross Profit Percentage	(5%)	N/A	N/A	N/A
General and administrative expenses	2,565	1,074	1,491	139%
Professional fees	9,355	8,468	887	10%
Impairment of inventory	600	-	600	-
Net loss	$(12,726)	$(9,542)	$(3,184)	33%

For the three months ended May 31, 2017 we had revenue of $4,094 compared to revenue of $0 for the three months ended May 31, 2016.

For the three months ended May 31, 2017, we incurred $2,565 in general and administrative expenses, $9,355 in professional fees, and $600 in impairment of inventory, resulting in operating expenses of $12,520 and an operating and net loss of $12,726. For the three months ended May 31, 2016, we incurred $1,074 in general and administrative expenses and $8,468 in professional fees, resulting in an operating and net loss of $9,542. The professional fees were primarily related to our ongoing regulatory requirements.

Six months ending May 31, 2017 compared to Six months ending May 31, 2016:

	Six Months Ended
	May 31,
	2017	2016	Change	%
Revenue	$4,094	$-	$4,094	-
Cost of revenue	(4,300)	-	(4,300)	-
Gross Profit	(206)	-	(206)	-
Gross Profit Percentage	(5%)	N/A	N/A	N/A
General and administrative expenses	14,842	2,170	12,672	584%
Professional fees	18,250	16,718	1,532	9%
Impairment of inventory	600	-	600	-
Net loss	$(33,898)	$(18,888)	$(15,010)	79%

Six months ending May 31, 2017 compared to six months ending May 31, 2016:

For the six months ended May 31, 2017 we had revenue of $4,094 compared to revenue of $0 for the six months ended May 31, 2016.

For the six months ended May 31, 2017, we incurred $14,842 in general and administrative expenses, $18,250 in professional fees, and $600 in impairment of inventory, resulting in operating expenses of $33,692 and an operating and net loss of $33,898. For the six months ended May 31, 2016, we incurred $2,170 in general and administrative expenses and $16,718 in professional fees, resulting in an operating and net loss of $18,888. The professional fees were primarily related to our ongoing regulatory requirements.

Liquidity and Capital Resources

From June 27, 2014 (inception) through May 31, 2017, we have relied almost exclusively on funds raised from sales of shares of our common stock under our registration statement and to one of our founders. The offering of the securities registered by that registration statement commenced on June 25, 2015 and closed on March 31, 2016. 3,696,050 shares of our common stock registered by that registration statement were sold for gross proceeds of $39,961.

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

We had cash on hand of $5,132 and $20,966 at May 31, 2017 and November 30, 2016, respectively. Our primary needs for cash are to expand our business. For the next 12 months, we require a minimum of $20,000 for professional fees related to being a reporting company.

Working Capital

	May 31, 2017	November 30, 2016	Change	%
Current Assets	$23,006	$42,168	$(19,162)	(45%)
Current Liabilities	$150	$38,079	$(37,929)	(100%)
Working Capital	$22,856	$4,089	$18,767	459%

Cash Flows

	Six Months Ended
	May 31,
	2017	2016	Change
Cash used in operating activities	$(68,499)	$(936)	$(67,563)
Cash used in investing activities	$-	$-	$-
Cash provided by financing activities	$52,665	$14,473	$38,192
Cash and cash equivalents on hand	$5,132	$46,422	$(41,290)

As at May 31, 2017 our company’s cash balance was $5,132 and total assets were $23,006. As at November 30, 2016, our company’s cash balance was $20,966 and total assets were $42,168.

As at May 31, 2017, our company had total liabilities of $150, compared with total liabilities of $38,079 as at November 30, 2016.

As at May 31, 2017, our company had working capital of $22,856 compared with working capital of $4,089 as at November 30, 2016. The increase in working capital was primarily attributed to a decrease in account payable.

As a subsequent event, on June 30, 2017, we sold an aggregate of 100,000 shares of common stock (each, a “Share”) at a price of US$0.20 per Share for gross proceeds of US$20,000. These funds will be used for working capital.

Cash Flow from Operating Activities

During the six months ended May 31, 2017, our company used $68,499 in cash from operating activities, compared to $936 cash used in operating activities during the six months ended May 31, 2016. The cash used from operating activities for the six months ended May 31, 2017 was primarily attributed to net loss of $33,898 and a decrease in account payable of $37,929.

Cash Flow from Investing Activities

No funds were received from investing activities in the six months ended May 31, 2017.

Cash Flow from Financing Activities

Net cash from financing activities was $52,665 from a cash advance from a related party for the six months ended May 31, 2017 compared to net cash from financing activities of $14,473 from the issuance of common shares, from our recent offering for the six months ended May 31, 2016.

As a subsequent event, on June 30, 2017, we sold an aggregate of 100,000 shares of common stock (each, a “Share”) at a price of US$0.20 per Share for gross proceeds of US$20,000. These funds will be used for working capital.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the 6 month period ended May 31, 2017. As a subsequent event, on June 30, 2017, we sold an aggregate of 100,000 shares of common stock (each, a “Share”) at a price of US$0.20 per Share for gross proceeds of US$20,000. These funds will be used for working capital.

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

____________

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

CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: July 24, 2017	By:	/s/ Ed Mulhern
Ed Mulhern
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

