Form 10-Q
period 2017-08-31
CHEETAH ENTERPRISES, INC.
filed 2017-10-19
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 005-89578

CHEETAH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite #310 - 1922 9th Avenue, Seattle WA	98101
(Address of principal executive offices)	(Zip Code)

(206) 650-1791
(Registrant’s telephone number, including area code)

Condominio Torres Paseo Colon #604, San Jose, Costa Rica
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

20,566,050 common shares issued and outstanding as of October 16, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH ENTERPRISES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	August 31,	November 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$14,325	$20,966
Prepaid and other current assets	-	1,935
Inventory	17,935	19,267
Total Current Assets	32,260	42,168

TOTAL ASSETS	$32,260	$42,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,914	$38,079
Total Current Liabilities	4,914	38,079

TOTAL LIABILITIES	4,914	38,079

Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.001 par value No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value 20,566,050 and 20,466,050 shares issued and outstanding August 31, 2017 and November 30, 2016, respectively	20,566	20,466
Additional paid in capital	122,910	50,345
Accumulated deficit	(116,130)	(66,722)
Total Stockholders' Equity	27,346	4,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,260	$42,168

See notes to the unaudited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2017	2016	2017	2016

Revenue	$-	$11,081	$4,094	$11,081
Cost of revenue	-	(10,326)	(4,300)	(10,326)
Gross Profit (Loss)	-	755	(206)	755

Operating Expenses
General and administrative	(85)	1,835	14,757	4,005
Professional fees	15,595	9,618	33,845	26,336
Impairment of inventory	-	-	600	-
Total Operating Expenses	15,510	11,453	49,202	30,341

Net loss from operations	(15,510)	(10,698)	(49,408)	(29,586)

Provision for income taxes	-		-	-

Net loss	$(15,510)	$(10,698)	$(49,408)	$(29,586)

Basic and dilutive loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	20,544,311	20,466,050	20,492,327	20,054,038

See notes to the unaudited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,408)	$(29,586)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Inventory	1,332	(4,817)
Prepaid expenses and other assets	1,935	(2,775)
Accounts payable	(33,165)	5,426
Net Cash used in Operating Activities	(79,306)	(31,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from loan from related party	52,665	-
Proceeds from issuance of common stock	20,000	14,473
Net Cash provided by Financing Activities	72,665	14,473

Net increase (decrease) in cash and cash equivalents	(6,641)	(17,279)
Cash and cash equivalents, beginning of period	20,966	32,885
Cash and cash equivalents, end of period	$14,325	$15,606

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Related party debt forgiven	$52,665	$-

See notes to the unaudited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Notes to the Condensed Consolidated Financial Statements

August 31, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Cheetah Enterprises, Inc. (the “Company”) is a Nevada corporation incorporated on June 27, 2014. It is based in Seattle, WA. The Company incorporated a wholly-owned subsidiary, “Cheetah Autos S.A.” in Costa Rica on September 26, 2014. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is November 30.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $14,325 and $20,966 in cash and cash equivalents as of at August 31, 2017 and November 30, 2016, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. As of August 31, 2017, and November 30, 2016, the Company had unsold inventory of $17,935 and $19,267, respectively. During the nine months ended August 31, 2017 and 2016, the Company recognized impairment loss of $600 and $0, respectively.

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

The following table sets forth the computation of basic earnings per share, for the three and nine months ended August 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2017	2016	2017	2016
Net loss	$(15,510)	$(10,698)	$(49,408)	$(29,586)

Weighted average common shares issued and outstanding (Basic and Diluted)	20,544,311	20,466,050	20,492,327	20,054,038

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The Company's financial instruments consist principally of cash, inventory and accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of these financial instruments are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded during the period ended August 31, 2017 and 2016.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 5.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of August 31, 2017.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2017, the Company has a loss from operations of $49,408, an accumulated deficit of $116,130 and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2017.

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

During the nine months ended August 31, 2017, the Company issued 100,000 shares of common stock for cash of $20,000

As of August 31, 2017, and November 30, 2016, 20,566,050 and 20,466,050 shares of common stock were issued and outstanding, respectively.

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

 During the period ended August 31, 2017 and 2016, the Company recorded management fees of $1,900 and $0, respectively.

During the nine months ended August 31, 2017, the Company borrowed $52,665 from the former CEO of the Company and a total of loan of $52,665 was forgiven by the former CEO. The advance was non-interest bearing and due on demand. Imputed interest was not calculated, as it is deemed not material. As of August 31, 2017, and November 30, 2016, the Company had due to a related party of $0 and $0, respectively.

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

Corporate Overview

Cheetah Enterprises, Inc. was incorporated in the State of Nevada on June 27, 2014, and our fiscal year end is November 30. Our company's administrative address is Sutie #310 - 1922 9th Avenue, Seattle, WA. Our telephone number is (206) 650-1791.

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

Results of Operations

The following table provides selected financial data about our company for the period ended August 31, 2017 and the year ended November 30, 2016.

	August 31,	November 30,
	2017	2016	Change	%
Cash and cash equivalents	$14,325	$20,966	$(6,641)	(32)%
Prepaid and other current assets	$-	$1,935	$(1,935)	(100)%
Inventory	$17,935	$19,267	$(1,332)	(7)%
Total Assets	$32,260	$42,168	$(9,908)	(23)%
Total Liabilities	$4,914	$38,079	$(33,165)	(87)%
Stockholders’ Equity	$27,346	$4,089	$23,257	569%

The following summary of our results of operations, for the three and six months ended August 31, 2017, should be read in conjunction with our financial statements, as included in this Form 10-Q.

Three months ending August 31, 2017 compared to three months ending August 31, 2016:

	Three Months Ended
	August 31,
	2017	2016	Change	%
Revenue	$-	$11,081	$(11,081)	(100)%
Cost of revenue	-	(10,326)	10,326	(100)%
Gross Profit	-	755	(755)	(100)%
Gross Profit Percentage	N/A	7%	N/A	N/A
General and administrative expenses	(85)	1,835	(1,920)	(105)%
Professional fees	15,595	9,618	5,977	62%
Net loss	$(15,510)	$(10,698)	$(4,812)	45%

For the three months ended August 31, 2017 we had revenue of $0 compared to revenue of $11,081 for the three months ended August 31, 2016.

For the three months ended August 31, 2017, we incurred ($85) in general and administrative expenses and $15,595 in professional fees, resulting in an operating and net loss of $15,510. General and administrative expenses consists of foreign exchange gain and bank charge for the three months ended August 31, 2017. For the three months ended August 31, 2016, we incurred $1,835 in general and administrative expenses and $9,618 in professional fees, resulting in an operating and net loss of $10,698. The professional fees were primarily related to our ongoing regulatory requirements.

Nine months ending August 31, 2017 compared to Nine months ending August 31, 2016:

	Nine Months Ended
	August 31,
	2017	2016	Change	%
Revenue	$4,094	$11,081	$(6,987)	(63)%
Cost of revenue	(4,300)	(10,326)	6,026	(58)%
Gross Profit (Loss)	(206)	755	(961)	(127)%
Gross Profit (Loss) Percentage	(5)%	7%	(12)%	(174)%
General and administrative expenses	14,757	4,005	10,752	268%
Professional fees	33,845	26,336	7,509	29%
Net loss	$(49,408)	$(29,586)	$(19,822)	67%

Nine months ending August 31, 2017 compared to nine months ending August 31, 2016:

For the nine months ended August 31, 2017 we had revenue of $4,094 compared to revenue of $11,081 for the nine months ended August 31, 2016.

For the nine months ended August 31, 2017, we incurred $14,757 in general and administrative expenses and $33,845 in professional fees, resulting in an operating and net loss of $49,408. For the nine months ended August 31, 2016, we incurred $4,005 in general and administrative expenses and $26,336 in professional fees, resulting in an operating and net loss of $29,586. The professional fees were primarily related to our ongoing regulatory requirements.

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

Our operations commenced in January 2015, from the purchase and sale of our first vehicle. However, at present, we only have enough cash on hand to pay minimal SEC reporting expenses and for the purchase and sale of a limited number of vehicles at any one time. We only have enough cash on hand to cover minimal operations over the next 12 months. We will require at least $20,000 to remain reporting with the SEC for the next 12 months.

We may need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $14,325 and $20,966 at August 31, 2017 and November 30, 2016, respectively. Our primary needs for cash are to expand our business. For the next 12 months, we require a minimum of $20,000 for professional fees related to being a reporting company.

Working Capital

	August 31,	November 30,
	2017	2016	Change	%
Current assets	$32,260	$42,168	$(9,908)	(23)%
Current liabilities	$4,914	$38,079	$(33,165)	(87)%
Working capital	$27,346	$4,089	$23,257	569%

Cash Flows

	Nine Months Ended
	August 31,
	2017	2016	Change	%
Cash used in operating activities	$(79,306)	$(31,752)	$(47,554)	150%
Cash used in investing activities	$-	$-	$-	-
Cash provided by financing activities	$72,665	$14,473	$58,192	402%
Cash and cash equivalents on hand	$14,325	$15,606	$(1,281)	(8%)

As at August 31, 2017 our company’s cash balance was $14,325 and total assets were $32,260. As at November 30, 2016, our company’s cash balance was $20,966 and total assets were $42,168.

As at August 31, 2017, our company had total liabilities of $4,914, compared with total liabilities of $38,079 as at November 30, 2016.

As at August 31, 2017, our company had working capital of $27,346 compared with working capital of $4,089 as at November 30, 2016. The increase in working capital was primarily attributed to a decrease in account payable.

Cash Flow from Operating Activities

During the nine months ended August 31, 2017, our company used $79,306 in cash from operating activities, compared to $31,752 cash used in operating activities during the nine months ended August 31, 2016. The cash used from operating activities for the nine months ended August 31, 2017 was attributed to net loss of $49,408 and a decrease in account payable of $33,165.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended August 31, 2017 or the nine months ended August 31, 2016.

Cash Flow from Financing Activities

Net cash from financing activities was $72,665 for the nine months ended August 31, 2017 compared to net cash from financing activities of $14,473 for the nine months ended August 31, 2016. During the nine months ended August 31, 2017, we received $52,665 from a related party and $20,000 from the issuance of common stock. Whereas, during the same period ended 2016, we received $14,473 from the issuance of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

________

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

CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: October 18, 2017	By:	/s/ Ed Mulhern
Ed Mulhern
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

