Form 10-K
period 2017-11-30
CHEETAH ENTERPRISES, INC.
filed 2018-04-20
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-55667

CHEETAH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite #310 – 1922 9th Avenue Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 206-650-1791

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2017, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

20,691,050 common shares as of April 2, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

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

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” mean Cheetah Enterprises, Inc. and our wholly-owned subsidiary Cheetah Autos S.A. (a Costa Rica corporation), unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on June 27, 2014. From inception, we were in the business of providing quality used vehicles at a reasonable cost to customers in Costa Rica, through our wholly-owned Costa Rican subsidiary, Cheetah Autos S.A.

On May 25, 2017, and pursuant to a purchase agreement dated May 24, 2017, Shane Drdul, a majority stockholder of our company, sold to Ed Mulhern 16,7700,000 shares of our common stock for total consideration of $34,000. Mr. Mulhern paid the $34,000 purchase price for these shares using cash on hand. The shares sold by Mr. Drdul constitute all of all of the shares of common stock of our company owned by him.

Immediately after the completion of this purchase, Mr. Mulhern held approximately 82% of our issued and outstanding common stock.

In connection with this purchase, on May 25, 2017, Mr. Mulhern was appointed as President, Secretary, Treasurer, Chief Executive Officer and a director of our company.

In addition, in connection with this purchase, on May 25, 2017, Juan Bordallo, a director of the Company until that date, resigned as a director of our company.

On February 8, 2018, our board of directors accepted the resignation of Shane Drdul as a director.

As of October 31, 2017, our wholly-owned subsidiary, Cheetah Autos S.A. discontinued operations, we are therefore, no longer in the business of auto sales in Costa Rica.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. We have minimal revenues and limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding.

Our Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and director will continue to manage our company.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

The Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2017, the Company has a net loss of $77,178, an accumulated deficit of $143,900 and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2018.

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

Employees

We have no employees. Our officers and directors furnish their time to the development of our company at no cost and intend to do whatever work is necessary in order to continue to generate revenues. We do not foresee hiring any employees in the near future.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock were listed for quotation on the OTCPink of the OTC Markets on November 17, 2016. No trades of our common stock occurred prior to November 17, 2016.

Our shares are issued in registered form. ClearTrust LLC, 16540 Pointe Village Dr., Suite 205, Lutz FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549), is the registrar and transfer agent for our common shares.

On March 12, 2018, our company had 13 registered shareholders with 20,566,050 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended November 30, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended November 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2017.

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

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended November 30, 2017, which are included herein.

Our operating results for the year ended November 30, 2017, for the year ended November 30, 2016 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	November 30,
	2017	2016	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	15,262	2,239	13,023	582%
Professional fees	37,675	31,222	6,453	21%
Loss from discontinued operations	(24,241)	(1,751)	(22,490)	1,284%
Net loss	$(77,178)	$(35,212)	$(41,966)	119%

Our financial statements report a net loss of $77,178 for the year ended November 30, 2017 compared to a net loss of $35,212 for the year ended November 30, 2016. Our losses have increased by 41,966, primarily as a result of an increase in loss from discontinued operations and general and administrative expenses.

Our operating expenses for the year ended November 30, 2017 were $52,937 compared to $33,461 for the year ended November 30, 2016. The increase in operating expenses was primarily as a result of DTC fee of $12,000.

The increase in loss from discontinued operation was primarily as a result of impairment loss of inventory of $18,535.

Liquidity and Financial Condition

Working Capital

	November 30,	November 30,
	2017	2016	Change	%
Current assets	$1,673	$42,168	$(40,495)	(96%)
Current liabilities	$2,097	$38,079	$(35,982)	(94%)
Working capital (deficiency)	$(424)	$4,089	$(4,513)	(110%)

Our working capital decreased as of November 30, 2017, as compared to 2016, primarily due to a decrease in cash of $19,293 and inventory of $19,267 as of November 30, 2017, offset by a decrease in accounts payable of $35,982

Cash Flows

	Year Ended
	November 30,
	2017	2016	Change	%
Cash used in operating activities	$(91,958)	$(26,392)	$(65,566)	248%
Cash provided by financing activities	$72,665	$14,473	$58,192	402%
Cash and cash equivalents on hand	$1,673	$20,966	$(19,293)	(92%)

Operating Activities

Net cash used in operating activities was $91,958 for the year ended November 30, 2017 compared with net cash used in operating activities of $26,392 in the same period in 2016.

Investing Activities

We did not use any cash for investing activities during the years ended November 30, 2017 and 2016.

Financing Activities

Net cash from financing activities was $72,665 for the year ended November 30, 2017, compared to $14,473 used in financing activities in the same period in 2016.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on our company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

CHEETAH ENTERPRISES, INC.

Consolidated Financial Statements

For the Year Ended November 30, 2017 and 2016:

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Cheetah Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cheetah Enterprises, Inc. (the Company) as of November 30, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended November 30, 2017 and 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the year ended November 30, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and an accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Tampa, FL 33618

April 20, 2018

We have served as the Company’s auditor since 2015.

13907 N Dale Mabry Hwy, Suite 102	Tampa, FL 33618	813.606.4388

CHEETAH ENTERPRISES, INC.

Consolidated Balance Sheets

	November 30,	November 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$1,673	$20,966
Prepaid and other current assets	-	1,935
Inventory from discontinued operations	-	19,267
Total Current Assets	1,673	42,168

TOTAL ASSETS	$1,673	$42,168

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$2,097	$37,479
Accounts payable and accrued liabilities from discontinued operations	-	600
Total Current Liabilities	2,097	38,079

TOTAL LIABILITIES	2,097	38,079

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value
No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value
20,566,050 and 20,466,050 shares issued and outstanding November 30, 2017 and 2016, respectively	20,566	20,466
Additional paid in capital	122,910	50,345
Accumulated deficit	(143,900)	(66,722)
Total Stockholders' Equity (Deficit)	(424)	4,089
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,673	$42,168

See notes to the audited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Consolidated Statement of Operations

	Year Ended
	November 30,
	2017	2016

Revenue	$-	$-

Operating Expenses
General and administrative	15,262	2,239
Professional fees	37,675	31,222
Total Operating Expenses	52,937	33,461

Net loss from operations	(52,937)	(33,461)

Loss from discontinued operations, net of tax benefits	(24,241)	(1,751)

Net loss	$(77,178)	$(35,212)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,510,708	20,162,431

See notes to the audited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Consolidated Statement of Stockholders' Equity

For the Years Ended November 30, 2017 and 2016

					Total
	Common Stock		Additional		Stockholders'
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)

Balance - November 30, 2015	19,018,843	$19,019	$37,319	$(31,510)	$24,828

Common shares issued for cash at $0.01 per shares	1,447,207	1,447	13,026	-	14,473
Net loss	-	-	-	(35,212)	(35,212)

Balance - November 30, 2016	20,466,050	$20,466	$50,345	$(66,722)	$4,089

Common shares issued for cash at $0.2 per shares	100,000	100	19,900	-	20,000
Debt forgiven by related party	-	-	52,665	-	52,665
Net loss	-	-	-	(77,178)	(77,178)

Balance - November 30, 2017	20,566,050	$20,566	$122,910	$(143,900)	$(424)

See notes to the audited consolidated financial statement.

CHEETAH ENTERPRISES, INC.

Consolidated Statement of Cash Flows

	Year Ended
	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,178)	$(35,212)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Inventory	19,267	(11,317)
Prepaid expenses and other assets	1,935	(1,935)
Accounts payable	(35,982)	22,072
Net Cash used in Operating Activities	(91,958)	(26,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from loan from related party	52,665	-
Proceeds from issuance of common stock	20,000	14,473
Net Cash provided by Financing Activities	72,665	14,473

Net increase (decrease) in cash and cash equivalents	(19,293)	(11,919)
Cash and cash equivalents, beginning of period	20,966	32,885
Cash and cash equivalents, end of period	$1,673	$20,966

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Related party debt forgiven	$52,665	$-

See notes to the audited consolidated financial statements.

CHEETAH ENTERPRISES, INC.

Notes to the Consolidated Financial Statements

November 30, 2017 and 2016

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

The Company buys and locally sells used automobiles in the Costa Rican market. As of October 31, 2017, our wholly-owned subsidiary, Cheetah Autos S.A. discontinued operations, we are therefore, no longer in the business of auto sales in Costa Rica.

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 as amended (the “Securities Act”) for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $1,673 and $20,966 in cash and cash equivalents as of at November 30, 2017 and 2016, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. As of November 30, 2017 and 2016, the Company had unsold inventory of $0 and $19,267, respectively.

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

The following table sets forth the computation of basic earnings per share, for the year ended November 30, 2017 and 2016:

	Year Ended
	November 30,
	2017	2016
Net loss	$(77,178)	$(35,212)

Weighted average common shares issued and outstanding (Basic and Diluted)	20,510,708	20,162,431

Net loss per share, Basic and Diluted	$(0.00)	$(0.00)

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded during the year ended November 30, 2017 and 2016.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of November 30, 2017 and 2016.

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

Recent Accounting Pronouncements

In September 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued some accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2017, the Company has a net loss of $77,178, an accumulated deficit of $143,900 and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2018.

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

During the year ended November 30, 2017, the Company issued 100,000 shares of common stock for cash of $20,000

During the year ended November 30, 2016, the Company issued to unaffiliated investors, 1,447,207 shares of common stock at $0.01 per share for $14,473.

As of November 30, 2017 and 2016, 20,566,050 and 20,466,050 shares of common stock were issued and outstanding, respectively.

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	November 30,	November 30,
	2017	2016
Income tax expense at statutory rate	$(26,241)	$(11,972)
Effect of change in the statutory rate	18,707	-
Valuation allowance	7,534	11,972
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	November 30,	November 30,
	2017	2016
NOL Carryover	$30,219	$22,685
Valuation allowance	(30,219)	(22,685)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $143,900 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Income taxes for November 30, 2017 and 2016 remain subject to examination.

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

During the year ended November 30, 2017 and 2016, the Company recorded management fees of $1,900 and $0, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of November 30, 2017 and 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 8 – DISCONTINUED OPERATIONS

On October 31, 2017, the Company decided to exit the field of selling used automobiles in the Costa Rican market.

The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of the Company for the years ended November 30, 2017 and 2016 which are included in the loss from discontinued operations:

	Year Ended	Year Ended
	November 30,	November 30,
	2017	2016
Revenue	$4,094	11,081
Cost of goods	(4,167)	(10,326)
Gross profit	(73)	755
General and administrative	439	706
Management fees	5,194	1,200
Professional fees	-	600
Impairment of inventory	18,535	-
Operating loss	(24,241)	(1,751)
Earnings from discontinued operations before income taxes	(24,241)	(1,751)
Income tax provision	-	-
Loss from discontinued operations, net of tax	(24,241)	(1,751)

NOTE 9 - SUBSEQUENT EVENTS

On February 16, 2018, the Company issued 125,000 shares of common stock for cash of $25,000.

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

Item 9A. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of November 30, 2017, based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation Of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack Of Audit Committee & Outside Directors On The Company's Board Of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our chief executive officer4, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ed Mulhern	President, Chief Executive Officer, Chief Financial Officer and Director	59	June 8, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ed Mulhern – President, Chief Executive Officer, Chief Financial Officer and director.

Mr. Mulhern has a diverse business background highlighted by multiple successful tenures in the software industry with some of the most preeminent Software companies in the country.

Mr. Mulhern graduated in the top 5% percentile of his class from the British Columbia Institute of Technology in 1980 with a degree in Global Business Studies.

Mr. Mulhern began his career with Hunt International, a global real estate acquisition, ownership and investment business. Edward served as an Analyst for the firm responsible for identifying opportunities in direct-owned assets and public-private partnerships.

In 1997, Mr. Mulhern was recruited by Ingram Micro. A Fortune 500 global technology and supply chain services Company providing technology solutions to businesses around the world. As an Account Manager, Mr. Mulhern’s focus was to provide educational resources to prospective and existing small business clients, driving the sale of their technical product, services and programs.

In 2002, Mr. Mulhern joined Onvia Inc. Onvia is a global leader in Business to Government sales intelligence. As an Account Specialist, Mr. Mulhern functioned as an intermediary with public companies and was responsible for ensuring strong adoption and maximized engagement of the Onvia platform.

Our company believes that Mr. Mulhern's professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended November 30, 2017, the filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Cheetah Enterprises, Inc. Suite #310 – 1922 9th Avenue Seattle, WA, 98101.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended November 30, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of November 30, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended November 30, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Ed Mulhern(1) President, CEO, CFO and Director	2017 2016	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Shane Drdul(2) Former President, CEO, CFO, Treasurer and Director	2017 2016	7,094 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	7,094 Nil
Juan Bordallo(3) Former Secretary and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Mulhern was appointed President, CEO, CFO and Director on May 25, 2017.

(2)	Mr. Drdul was appointed President, CEO, CFO, Treasurer and Director on July 7, 2014 and resigned as President, CEO, CFO and Treasurer on May 25, 2017 and as a director on February 8, 2018.

(3)	Mr. Bordallo was appointed as Secretary and Director on July 7, 2014 and resigned all positions on May 25, 2017.

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

Grants of Plan-Based Awards

During the fiscal year ended November 30, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended November 30, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended November 30, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Edward Mulhern Seattle WA 98101	16,770,000	81.54%
Directors and Executive Officers as a Group	16,770,000	81.54%

_________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 12, 2018. As of March 12, 2018 there were 20,566,050 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Ed Mulhern.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2017 and for fiscal year ended November 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2017	November 30, 2016
Audit Fees	$11,500	$13,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$11,500	$13,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	S-1	3.1	March 17, 2015
3.2	Certificate of Amendment to Articles of Incorporation	S-1	3.2	March 17, 2015
3.3	By-laws	S-1	3.3	March 17, 2015
(14)	Code of Ethics
14.1	Code of Ethics	10-K	14.1	February 29, 2016
(21)	Subsidiaries of Registrant
21.1	Subsidiaries of Registrant	10-K	21.1	February 29, 2016
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CHEETAH ENTERPRISES, INC.
(Registrant)
Dated: April 20, 2018	/s/ Ed Mulhern
Ed Mulhern
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 20, 2018	/s/ Ed Mulhern
Ed Mulhern
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

