Form 10-Q
period 2018-02-28
CHEETAH ENTERPRISES, INC.
filed 2018-06-04
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-55667

CHEETAH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite #310 – 1922 9th Avenue, Seattle, WA	98101
(Address of principal executive offices)	(Zip Code)

206-650-1791
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

20,691,050 common shares issued and outstanding as of May 22, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH ENTERPRISES, INC.

Condensed Balance Sheets

(Unaudited)

	February 28,	November 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$25,622	$1,673
Total Current Assets	25,622	1,673

TOTAL ASSETS	$25,622	$1,673

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$14,376	$2,097
Total Current Liabilities	14,376	2,097

TOTAL LIABILITIES	14,376	2,097

Stockholders' Equity (Deficit)
Preferred stock: 10,000,000 authorized; $0.001 par value No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value 20,691,050 and 20,566,050 shares issued and outstanding February 28, 2018 and November 30, 2017	20,691	20,566
Additional paid in capital	147,785	122,910
Accumulated deficit	(157,230)	(143,900)
Total Stockholders' Equity (Deficit)	11,246	(424)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,622	$1,673

See notes to the unaudited financial statements.

CHEETAH ENTERPRISES, INC.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended
	February 28,
	2018	2017

Revenue	$-	$-

Operating Expenses
General and administrative	5	12,220
Professional fees	13,325	8,895
Total Operating Expenses	13,330	21,115

Net loss from operations	(13,330)	(21,115)

Provision for income taxes	-	-

Loss from discontinued operations, net of tax	-	(57)

Net loss	$(13,330)	$(21,172)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,584,106	20,466,050

See notes to the unaudited financial statements.

CHEETAH ENTERPRISES, INC.

Condensed Statement of Cash Flows

(Unaudited)

	Three Months Ended
	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,330)	$(21,172)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	840
Accounts payable	12,279	(21,935)
Net Cash used in Operating Activities	(1,051)	(42,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from loan from related party	-	30,000
Proceeds from issuance of common stock	25,000	-
Net Cash provided by Financing Activities	25,000	30,000

Net increase (decrease) in cash and cash equivalents	23,949	(12,267)
Cash and cash equivalents, beginning of period	1,673	20,966
Cash and cash equivalents, end of period	$25,622	$8,699

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to the unaudited financial statements.

CHEETAH ENTERPRISES, INC.

Notes to the Condensed Financial Statements

February 28, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the fiscal year ended November 30, 2017, as filed with the Securities and Exchange Commission ("SEC") on April 20, 2018.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $25,622 and $1,673 in cash and cash equivalents as of at February 28, 2018 and November 30, 2017, respectively.

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

Financial Instruments

The Company's financial instruments consist principally of cash and accounts payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of February 28, 2018.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2018, the Company has a loss from operations of $13,330, an accumulated deficit of $157,230 and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2018.

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

During the three months ended February 28, 2018, the Company issued 125,000 shares of common stock for cash of $25,000

As of February 28, 2018, and November 30, 2017, 20,691,050 and 20,566,050 shares of common stock were issued and outstanding, respectively.

NOTE 5 - SUBSEQUENT EVENTS

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

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Cheetah Enterprises, Inc. a Nevada corporation, unless otherwise indicated.

Corporate Overview

We were incorporated under the laws of the State of Nevada on June 27, 2014. From inception, we were in the business of providing quality used vehicles at a reasonable cost to customers in Costa Rica, through our previously wholly-owned Costa Rican subsidiary, Cheetah Autos S.A.

On May 25, 2017, and pursuant to a purchase agreement dated May 24, 2017, Shane Drdul, a majority stockholder of our company, sold to Ed Mulhern 16,7700,000 shares of our common stock for total consideration of $34,000. Mr. Mulhern paid the $34,000 purchase price for these shares using cash on hand. The shares sold by Mr. Drdul constitute of all of the shares of common stock of our company owned by him.

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

Business of the Company

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

Results of Operations

The following summary of our results of operations, for the three ended February 28, 2018, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended
	February 28,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	5	12,220	(12,215)	(100%)
Professional fees	13,325	8,895	4,430	50%
Loss from discontinued operations	-	(57)	57	(100%)
Net loss	$(13,330)	$(21,172)	$7,842	(37%)

Three months ending February 28, 2018 compared to three months ending February 28, 2017:

For the three months ended February 28, 2018, we incurred $5 in general and administrative expenses and $13,325 in professional fees, resulting in an operating and net loss of $13,330. For the three months ended February 28, 2017, we incurred $12,220 in general and administrative expenses, $8,895 in professional fees and loss from discontinued operations of $57, resulting in an operating and net loss of $21,172. The professional fees were primarily related to our ongoing regulatory requirements.

Liquidity and Capital Resources

From June 27, 2014 (inception) through February 28, 2018, we have relied almost exclusively on funds raised from sales of shares of our common stock under our registration statement and to one of our founders. The offering of the securities registered by that registration statement commenced on June 25, 2015 and closed on March 31, 2016. 3,696,050 shares of our common stock registered by that registration statement were sold for gross proceeds of $39,961.

Our operations commenced in January 2015, from the purchase and sale of our first vehicle. As of October 31, 2017, our wholly-owned subsidiary, Cheetah Autos S.A. discontinued operations. As we no longer have an operating business, we do not expect to earn revenue in the near future. We require additional funds to cover minimal operations over the next 12 months and we will require at least $20,000 to remain reporting with the SEC for the next 12 months.

We may need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $25,622 and $1,673 at February 28, 2018 and November 30, 2017, respectively. Our primary needs for cash are for professional fees related to being a reporting company.

Working Capital

	February 28,	November 30,
	2018	2017	Change	%
Current assets	$25,622	$1,673	$23,949	1,432%
Current liabilities	$14,376	$2,097	$12,279	586%
Working capital	$11,246	$(424)	$11,670	(2,752%)

Cash Flows

	Three Months Ended
	February 28,
	2018	2017	Change
Cash used in operating activities	$(1,051)	$(42,267)	$41,216
Cash provided by financing activities	$25,000	$30,000	$(5,000)
Cash and cash equivalents on hand	$25,622	$8,699	$16,923

As at February 28, 2018 our company’s cash balance was $25,622 and total assets were $25,622. As at November 30, 2017, our company’s cash balance was $1,673 and total assets were $1,673.

As at February 28, 2018, our company had total liabilities of $14,376, compared with total liabilities of $2,097 as at November 30, 2017.

As at February 28, 2018, our company had working capital of $11,246 compared with working capital deficit of $424 as at November 30, 2017. The increase in working capital was primarily attributed to an increase in cash.

Cash Flow from Operating Activities

During the three months ended February 28, 2018, our company used $1,051 in cash from operating activities, compared to $42,267 cash used in operating activities during the three months ended February 28, 2017. The cash used from operating activities for the three months ended February 28, 2018 was attributed to net loss of $13,330 and a decrease in accounts payable of $12,279.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended February 28, 2018 or the three months ended February 28, 2017.

Cash Flow from Financing Activities

Net cash from financing activities was $25,000 for issuance of common stock for the three months ended February 28, 2018 compared to net cash from financing activities of $30,000 for the three months ended February 28, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended February 28, 2018, the Company issued 125,000 shares of common stock for cash of $25,000.

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

________

* Filed herewith.

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEETAH ENTERPRISES, INC.
(Registrant)
Dated: June 4, 2018	/s/ Ed Mulhern
Ed Mulhern
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
`

