Form 10-Q
period 2018-05-31
Wari, Inc.
filed 2018-08-02
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-55667

WARI, INC.
(Exact name of registrant as specified in its charter)

Cheetah Enterprises, Inc.
(former name of registrant)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1717 Pennsylvania Ave NW, Washington DC	20006
(Address of principal executive offices)	(Zip Code)

202-559-9196
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐YES   ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

20,691,050 common shares issued and outstanding as of July 19, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WARI, INC.

(formerly CHEETAH ENTERPRISES, INC.)

Condensed Balance Sheets

(Unaudited)

	May 31,	November 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$2,164	$1,673
Total Current Assets	2,164	1,673

TOTAL ASSETS	$2,164	$1,673

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,154	$2,097
Total Current Liabilities	3,154	2,097

TOTAL LIABILITIES	3,154	2,097

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value No shares issued and outstanding	-	-
Common stock: 125,000,000 authorized; $0.001 par value 20,691,050 and 20,566,050 shares issued and outstanding May 31, 2018 and November 30, 2017	20,691	20,566
Additional paid in capital	147,805	122,910
Accumulated deficit	(169,486)	(143,900)
Total Stockholders' Deficit	(990)	(424)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,164	$1,673

See notes to the unaudited financial statements.

WARI, INC.

(formerly CHEETAH ENTERPRISES, INC.)

Condensed Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	6	2,194	11	14,414
Professional fees	12,250	9,355	25,575	18,250
Total Operating Expenses	12,256	11,549	25,586	32,664

Net loss from operations	(12,256)	(11,549)	(25,586)	(32,664)

Provision for income taxes	-		-	-

Loss from discontinued operations, net of tax	-	(1,177)	-	(1,234)

Net loss	$(12,256)	$(12,726)	$(25,586)	$(33,898)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,691,050	20,466,050	20,638,165	20,466,050

See notes to the unaudited financial statements.

WARI, INC.

(formerly CHEETAH ENTERPRISES, INC.)

Condensed Statement of Cash Flows

(Unaudited)

	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,586)	$(33,898)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Inventory	-	1,393
Prepaid expenses and other assets	-	1,935
Accounts payable	1,057	(37,929)
Net Cash used in Operating Activities	(24,529)	(68,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from loan from related party	-	52,665
Proceeds from issuance of common stock	25,020	-
Net Cash provided by Financing Activities	25,020	52,665

Net increase (decrease) in cash and cash equivalents	491	(15,834)
Cash and cash equivalents, beginning of period	1,673	20,966
Cash and cash equivalents, end of period	$2,164	$5,132

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Related party debt forgiven	$-	$52,665

See notes to the unaudited financial statements.

WARI, INC.

(formerly CHEETAH ENTERPRISES, INC.)

Notes to the Condensed Financial Statements

May 31, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Wari, Inc., formerly Cheetah Enterprises, Inc. (the “Company”) is a Nevada corporation incorporated on June 27, 2014. It is based in Seattle, WA. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is November 30.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,164 and $1,673 in cash and cash equivalents as of at May 31, 2018 and November 30, 2017, respectively.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of May 31, 2018.

Revenue Recognition

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business.

Discontinued Operations

The Company follows ASC 205-20,” Discontinued Operations,” to report for disposed or discontinued operations.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2018, the Company has a loss from operations of $25,586, an accumulated deficit of $169,486 and has earned minimal revenues since inception. The Company is seeking a new business opportunity at this time. If and when it acquires such an opportunity, it might be required to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2018.

The ability of the Company to emerge from the development stage is dependent upon, among other things, securing assets and/or a business, by merger or acquisition, as to which there can be no assurance.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share, as of May 31, 2018. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Common Stock

As of May 31, 2018, the Company has authorized 125,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended May 31, 2018, the Company issued 125,000 shares of common stock for cash of $25,020.

As of May 31, 2018, and November 30, 2017, 20,691,050 and 20,566,050 shares of common stock were issued and outstanding, respectively.

NOTE 5 – DISCONTINUED OPERATIONS

On October 31, 2017, the Company decided to exit the field of selling used automobiles in the Costa Rican market.

The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of the Company for the three and six ended May 31, 2017 which are included in the loss from discontinued operations:

	Three Months Ended	Six Months Ended
	May 31,	May 31,
	2017	2017
Revenue	$4,094	4,094
Cost of goods	(4,300)	(4,300)
Gross profit	(206)	(206)
General and administrative	371	428
Impairment of inventory	600	600
Operating loss	(1,177)	(1,234)
Earnings from discontinued operations before income taxes	(1,177)	(1,234)
Income tax provision	-	-
Loss from discontinued operations, net of tax	(1,177)	(1,234)

NOTE 6 - SUBSEQUENT EVENTS

As reported in a Form 8-K filed with the SEC on June 12, 2018, a change of control and address of the Company took place on June 6, 2018. On June 28, 2018, the Company amended its Articles of Incorporation, changing the Company’s corporate name to Wari, Inc., increasing its authorized common shares from 125,000,000 to 900,000,000, par value $.001 per share, and increasing its authorized preferred shares from 10,000,000 to 100,000,000, par value $.001 per share.  No preferred shares have been issued.  The Company has filed an application with FINRA to change its trading symbol to WARI, which is pending.

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

On May 25, 2017, and pursuant to a purchase agreement dated May 24, 2017, Shane Drdul, a majority stockholder of our company, sold to Ed Mulhern 16,770,000 shares of our common stock for total consideration of $34,000. Mr. Mulhern paid the $34,000 purchase price for these shares using cash on hand. The shares sold by Mr. Drdul constitute of all of the shares of common stock of our company owned by him.

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

As of May 17, 2018, Edward Mulhern and Ryan Mulhern (the “Sellers”), entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Sellers agreed to sell to Wari, LLC (the “Purchaser”), the 16,995,000 shares of common stock of the Company (the “Shares”) owned by the Sellers, constituting approximately 82.14% of the Company’s 20,691,050 issued and outstanding common shares, for $79,000, paid from the Purchaser’s funds. The sale of the Shares was consummated on June 6, 2018; and, as a result of the sale there was a change of control of the Company. There is no family relationship or other relationship between the Sellers and the Purchaser.

In connection with the sale pursuant to the Stock Purchase Agreement, the Sellers and the Company’s sole director and officer—Mr. Edward Mulhern—resigned all of his positions and appointed Amadou Diop and Kabirou Mbodje (the “Designees”) as the directors of the Company. As a result thereof, the Designees now constitute the entire Board of Directors of the Company. Mr. Diop and Mr. Mbodje are not related to each other.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. We have minimal revenues and limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding.

Business of the Company

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet entered into any definitive agreements or understandings for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will most likely require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market. We are not currently quoted on the OTCQB.

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

The Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2018, the Company has a net loss of $25,586, an accumulated deficit of $169,486 and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2018.

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

Results of Operations

The following summary of our results of operations, for the quarter ended May 31, 2018, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Six Months Ended
	May 31,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	11	14,414	(14,403)	(100)%
Professional fees	25,575	18,250	7,325	40%
Loss from discontinued operations	-	(1,234)	1,234	(100)%
Net loss	$(25,586)	$(33,898)	$8,312	(25)%

	Three Months Ended
	May 31,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	6	2,194	(2,188)	(100%)
Professional fees	12,250	9,355	2,895	31%
Loss from discontinued operations	-	(1,177)	1,177	100%
Net loss	$(12,256)	$(12,726)	$470	(4%)

Six months ending May 31, 2018 compared to six months ending May 31, 2017:

For the six months ended May 31, 2018, we incurred $11 in general and administrative expenses and $25,575 in professional fees, resulting in an operating and net loss of $25,586. For the six months ended May 31, 2017, we incurred $14,414 in general and administrative expenses, 18,250 in professional fees and loss from discontinued operations of $1,234, resulting in an operating and net loss of $33,898. The professional fees were primarily related to our ongoing regulatory requirements.

Three months ending May 31, 2018 compared to three months ending May 31, 2017:

For the three months ended May 31, 2018, we incurred $6 in general and administrative expenses and $12,250 in professional fees, resulting in an operating and net loss of $12,256. For the three months ended May 31, 2017, we incurred $2,194 in general and administrative expenses, $9,355 in professional fees and loss from discontinued operations of $1,177, resulting in an operating and net loss of 12,726. The professional fees were primarily related to our ongoing regulatory requirements.

Liquidity and Capital Resources

From June 27, 2014 (inception) through May 31, 2018, we have relied almost exclusively on funds raised from sales of shares of our common stock under our registration statement and to one of our founders. The offering of the securities registered by that registration statement commenced on June 25, 2015 and closed on March 31, 2016. 3,696,050 shares of our common stock registered by that registration statement were sold for gross proceeds of $39,961.

Our operations commenced in January 2015, from the purchase and sale of our first vehicle. As of October 31, 2017, our wholly-owned subsidiary, Cheetah Autos S.A. discontinued operations. As we no longer have an operating business, we do not expect to earn revenue in the near future. We will require additional funds to cover minimal operations over the next 12 months.

We may need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $2,164 and $1,673 at May 31, 2018 and November 30, 2017, respectively. Our primary needs for cash are for professional fees related to being a reporting company.

Working Capital

	May 31,	November 30,
	2018	2017	Change	%
Current assets	$2,164	$1,673	$491	29%
Current liabilities	$3,154	$2,097	$1,057	50%
Working capital deficiency	$(990)	$(424)	$(566)	133%

Cash Flows

	Six Months Ended
	May 31,
	2018	2017	Change	%
Cash used in operating activities	$(24,529)	$(68,499)	$43,970	64%
Cash provided by financing activities	$25,020	$52,665	$(27,645)	(52%)
Cash and cash equivalents on hand	$2,164	$5,132	$(2,968)	(58%)

As at May 31, 2018 our company’s cash balance was $2,164 and total assets were $2,164. As at November 30, 2017, our company’s cash balance was $1,673 and total assets were $1,673.

As at May 31, 2018, our company had total liabilities of $3,154, compared with total liabilities of $2,097 as at November 30, 2017.

As at May 31, 2018, our company had a working capital deficiency of $990 compared with working capital deficiency of $424 as at November 30, 2017. The decrease in working capital was primarily attributed to an increase in current liabilities.

Cash Flow from Operating Activities

During the six months ended May 31, 2018, our company used $24,529 in cash from operating activities, compared to $68,499 cash used in operating activities during the six months ended May 31, 2017. The cash used from operating activities for the six months ended May 31, 2018 was attributed to net loss of $25,586 and an increase in accounts payable of $1,057.

Cash Flow from Financing Activities

Net cash from financing activities was $25,020 for issuance of common stock for the six months ended May 31, 2018 compared to net cash from financing activities of $52,665 from loans from a related party, for the six months ended May 31, 2017.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

An evaluation was conducted under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended February 28, 2018, the Company issued 125,000 shares of common stock for cash of $25,020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	S-1	3.1	March 17, 2015
3.2	Certificate of Amendment to Articles of Incorporation	S-1	3.2	March 17, 2015
3.3	By-laws	S-1	3.3	March 17, 2015
3.4	Amended and Restated Articles of Incorporation	8-K	8.01	July 18, 2018
(14)	Code of Ethics
14.1	Code of Ethics	10-K	14.1	February 29, 2016
(21)	Subsidiaries of Registrant
21.1	Subsidiaries of Registrant	10-K	21.1	February 29, 2016
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

** Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARI, INC.
formerly CHEETAH ENTERPRISES, INC.
(Registrant)

Dated: August 2, 2018	/s/ Amadou Diop
Amadou Diop
President, Chief Financial Officer

