Form 10-Q
period 2018-08-31
Wari, Inc.
filed 2018-10-22
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
☒ YES ☐ NO

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
20,691,050 common shares issued and outstanding as of October 9, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WARI, INC.

Condensed Balance Sheets

(Unaudited)

	August 31,	November 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$-	$1,673
Total Current Assets	-	1,673

TOTAL ASSETS	$-	$1,673

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,383	$2,097
Due to a related party	56,042	-
Total Current Liabilities	58,425	2,097

TOTAL LIABILITIES	58,425	2,097

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.001 par value
No shares issued and outstanding	-	-
Common stock: 900,000,000 authorized; $0.001 par value
20,691,050 and 20,566,050 shares issued and outstanding August 31, 2018 and November 30, 2017	20,691	20,566
Additional paid in capital	147,805	122,910
Accumulated deficit	(226,921)	(143,900)
Total Stockholders' Deficit	(58,425)	(424)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$1,673

See notes to the unaudited financial statements.

WARI, INC.

Condensed Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative	1,981	-	1,992	14,413
Professional fees	55,454	15,594	81,029	33,845
Total Operating Expenses	57,435	15,594	83,021	48,258

Net loss from operations	(57,435)	(15,594)	(83,021)	(48,258)

Provision for income taxes	-		-	-

Loss from discontinued operations, net of tax	-	84	-	(1,150)

Net loss	$(57,435)	$(15,510)	$(83,021)	$(49,408)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,691,050	20,466,050	20,655,922	20,466,050

See notes to the unaudited financial statements.

WARI, INC.

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,021)	$(49,408)
Adjustments to reconcile net loss to net cash
Changes in operating assets and liabilities:
Inventory	-	1,332
Prepaid expenses and other assets	-	1,935
Accounts payable	286	(33,165)
Net Cash used in Operating Activities	(82,735)	(79,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from loan from related party	56,042	52,665
Proceeds from issuance of common stock	25,020	20,000
Net Cash provided by Financing Activities	81,062	72,665

Net increase (decrease) in cash and cash equivalents	(1,673)	(6,641)
Cash and cash equivalents, beginning of period	1,673	20,966
Cash and cash equivalents, end of period	$-	$14,325

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Related party debt forgiven	$-	$52,665

See notes to the unaudited financial statements.

WARI, INC.

Notes to the Condensed Financial Statements

August 31, 2018

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $1,673 in cash and cash equivalents as of at August 31, 2018 and November 30, 2017, respectively.

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

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of August 31, 2018.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2018, the Company has a loss from operations of $83,021, an accumulated deficit of $226,921 and has earned minimal revenues since inception. The Company is seeking a new business opportunity at this time. If and when it acquires such an opportunity, it might be required to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2018.

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

NOTE 4 - EQUITY

On June 28, 2018, the Company amended its Articles of Incorporation, increasing its authorized common shares from 125,000,000 to 900,000,000, par value $.001 per share, and increasing its authorized preferred shares from 10,000,000 to 100,000,000, par value $.001 per share.

Preferred Stock

The Company has authorized 100,000,000 preferred shares with a par value of $0.001 per share, as of August 31, 2018. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Common Stock

As of August 31, 2018, the Company has authorized 900,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended August 31, 2018, the Company issued 125,000 shares of common stock for cash of $25,020.

As of August 31, 2018, and November 30, 2017, 20,691,050 and 20,566,050 shares of common stock were issued and outstanding, respectively.

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

During the period ended August 31, 2018 and 2017, the Company borrowed $56,042 from CEO of the Company and $52,665 from the former CEO of the Company, respectively. A total of loan of $52,665 was forgiven by the former CEO for the period ended August 31, 2017. The advance was non-interest bearing and due on demand. Imputed interest was not calculated, as it is deemed not material. As of August 31, 2018, and November 30, 2017, the Company had due to a related party of $56,042 and $0, respectively.

NOTE 6 – DISCONTINUED OPERATIONS

On October 31, 2017, the Company decided to exit the field of selling used automobiles in the Costa Rican market.

The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Consolidated Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of the Company for the three and nine ended August 31, 2017 which are included in the loss from discontinued operations:

	Three Months Ended	Nine Months Ended
	August 31,	August 31,
	2017	2017
Revenue	$-	$4,094
Cost of goods	-	(4,300)
Gross profit	-	(206)
General and administrative	(84)	344
Impairment of inventory	-	600
Operating loss	84	(1,150)
Earnings from discontinued operations before income taxes	84	(1,150)
Income tax provision	-	-
Loss from discontinued operations, net of tax	$84	$(1,150)

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

As used in this quarterly report, the terms “we”, “us”, “our company”, mean Wari, Inc. a Nevada corporation, unless otherwise indicated.

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

We will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2018, our company has a net loss of $83,021, an accumulated deficit of $226,921 and have earned minimal revenues since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2018.

The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings and through loans from officers and directors.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The following summary of our results of operations, for the quarter ended August 31, 2018, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Nine Months Ended
	August 31,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	1,992	14,413	(12,421)	( %)
Professional fees	81,029	33,845	47,184	139%
Loss from discontinued operations	-	(1,150)	1,150	(100%)
Net loss	$(83,021)	$(49,408)	$(33,613)	68%

	Three Months Ended
	August 31,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	1,981	-	1,981	-
Professional fees	55,454	15,594	39,860	256%
Impairment of inventory	-	84	(84)	(100%)
Net loss	$(57,435)	$(15,510)	$(41,925)	270%

Nine months ending August 31, 2018 compared to nine months ending August 31, 2017:

For the nine months ended August 31, 2018, we incurred $1,992 in general and administrative expenses and $81,029 in professional fees, resulting in an operating and net loss of $83,021. For the nine months ended August 31, 2017, we incurred $14,413 in general and administrative expenses, $33,845 in professional fees and loss from discontinued operations of $1,150, resulting in an operating and net loss of $49,408. The professional fees were primarily related to our ongoing regulatory requirements.

Three months ending August 31, 2018 compared to three months ending August 31, 2017:

For the three months ended August 31, 2018, we incurred $1,981 in general and administrative expenses and $55,454 in professional fees, resulting in an operating and net loss of $57,435. For the three months ended August 31, 2017, we incurred $15,594 in professional fees and gain from discontinued operations of $84, resulting in an operating and net loss of $15,510. The professional fees were primarily related to our ongoing regulatory requirements.

Liquidity and Capital Resources

From June 27, 2014 (inception) through August 31, 2018, we have relied almost exclusively on funds raised from sales of shares of our common stock under our registration statement and to one of our founders. The offering of the securities registered by that registration statement commenced on June 25, 2015 and closed on March 31, 2016. 3,696,050 shares of our common stock registered by that registration statement were sold for gross proceeds of $39,961.

Our operations commenced in January 2015, from the purchase and sale of our first vehicle. As of October 31, 2017, our wholly-owned subsidiary, Cheetah Autos S.A. discontinued operations. As we no longer have an operating business, we do not expect to earn revenue in the near future. We will require additional funds to cover minimal operations over the next 12 months.

We need to raise additional capital to carry out our business plan. There can be no assurance that we will be able to raise additional capital or if we are able to raise additional capital that the terms will be acceptable to us.

We had cash on hand of $0 and $1,673 at August 31, 2018 and November 30, 2017, respectively. Our primary needs for cash are for professional fees related to being a reporting company.

Working Capital

	August 31,	November 30,
	2018	2017	Change	%
Current assets	$-	$1,673	$(1,673)	(100%)
Current liabilities	$58,425	$2,097	$56,328	2,686%
Working capital deficiency	$(58,425)	$(424)	$(58,001)	(13,679%)

Cash Flows

	Nine Months Ended
	August 31,
	2018	2017	Change	%
Cash used in operating activities	$(82,735)	$(79,306)	$(3,429)	(4%)
Cash used in investing activities	$-	$-	$-	-
Cash provided by financing activities	$81,062	$72,665	$8,397	12%
Cash and cash equivalents on hand	$-	$14,325	$(14,325)	(100%)

As at August 31, 2018 our company’s cash balance was $0 and total assets were $0. As at November 30, 2017, our company’s cash balance was $1,673 and total assets were $1,673.

As at August 31, 2018, our company had total liabilities of $58,425, compared with total liabilities of $2,097 as at November 30, 2017.

As at August 31, 2018, our company had a working capital deficiency of $58,425 compared with working capital deficiency of $424 as at November 30, 2017. The decrease in working capital was primarily attributed to an increase in current liabilities.

Cash Flow from Operating Activities

During the nine months ended August 31, 2018, our company used $82,735 in cash from operating activities, compared to $79,306 cash used in operating activities during the nine months ended August 31, 2017. The cash used from operating activities for the nine months ended August 31, 2018 was attributed to net loss of $83,021 and an increase in accounts payable of $286.

Cash Flow from Financing Activities

Net cash from financing activities was $25,020 for issuance of common stock and $56,042 from loan from related party for the nine months ended August 31, 2018 compared to net cash from financing activities of $20,000 for issuance of common stock and $52,665 from loans from a related party, for the nine months ended August 31, 2017.

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

An evaluation was conducted under the supervision and with the participation of our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WARI, INC.
(Registrant)

Dated: October 22, 2018	/s/ Amadou Diop
Amadou Diop
President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

