Form 10-K
period 2018-11-30
Wari, Inc.
filed 2019-05-14
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-55667

WARI, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1717 Pennsylvania Avenue NW	20006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 202-559-9196

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on May 31, 2018, was $221,763, based on a $.06 bid price of such common equity, as of that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

20,691,050 common shares as of May 9, 2019.

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

•	Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “Company,” “we”, “us” and “our” means Wari, Inc. unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on June 27, 2014. From inception until the change of control which took place on June 6, 2018 described below, we were in the business of providing quality used vehicles at a reasonable cost to customers in Costa Rica, through our wholly-owned Costa Rican subsidiary, Cheetah Autos S.A.

On May 25, 2017, and pursuant to a purchase agreement dated May 24, 2017, Shane Drdul, a majority stockholder of our company, sold to Ed Mulhern 16,700,000 shares of our common stock for total consideration of $34,000. Mr. Mulhern paid the $34,000 purchase price for these shares using cash on hand. The shares sold by Mr. Drdul constituted all of all of the shares of common stock of our company owned by him.

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

As of October 31, 2017, our then wholly-owned subsidiary, Cheetah Autos S.A. discontinued operations, we are therefore, no longer in the business of auto sales in Costa Rica.

On May 17, 2018 Mr. Mulhern sold his 16,995,000 common shares of the Company to Wari, LLC which constituted approximately 82.1% of the Company’s 20,691,050 issued and outstanding common shares. The sale of the shares was accompanied by a change of management, effective on June 6, 2018, to the persons listed herein under “Management;” and, as a result of the sale there was a change of control of the Company.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. We have minimal revenues and limited cash on hand. We have sustained losses since inception and have relied solely upon the sale of our securities for funding.

Our Current Business

We are currently a “shell,” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. We are seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire might require additional financing. If so, there can be no assurance that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on OTC Markets, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities that wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our current officer and directors will continue to manage our company.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate and complete the acquisition of a compatible business opportunity.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

The Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2018, the Company has a net loss of $119,485, an accumulated deficit of $263,385, and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the fiscal year ending November 30, 2019.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these challenges, management intends to raise additional funds through public or private placement offerings and through loans from officers and directors.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Employees

We have no employees. Our officer and directors furnish their time to the development of our Company at no cost, and intend to do whatever work is necessary in order to enable the Company to acquire a business opportunity.

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

Item 2. Properties

Currently, we use the office of the principals’ business, Wari SA in Dakar, Senegal, on a rent free basis. Unless and until we acquire a business opportunity, and even possibly after such an acquisition, we intend to be able to continue to use those facilities at no cost to the Company.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock were listed for quotation on the OTCPink Market of the OTC Markets on November 17, 2016. No trades of our common stock have occurred.

ClearTrust LLC, 16540 Pointe Village Dr., Suite 205, Lutz FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549), is the registrar and transfer agent for our common shares.

As of February 28, 2019, our Company had 12 registered shareholders with 20,691,050 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended November 30, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the fiscal year ended November 30, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended November 30, 2018.

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

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended November 30, 2018, which are included herein.

Our operating results for the year ended November 30, 2018, for the year ended November 30, 2017 and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	November 30,
	2018	2017	Change	%
Revenue	$-	$-	$-	-
General and administrative expenses	5,603	15,262	(9,659)	(63%)
Professional fees	113,882	37,675	76,207	202%
Loss from discontinued operations	-	(24,241)	24,241	(100%)
Net loss	$(119,485)	$(77,178)	$(42,307)	55%

Our financial statements report a net loss of $119,485 for the year ended November 30, 2018 compared to a net loss of $77,178 for the year ended November 30, 2017. Our losses have increased by $42,307, primarily as a result of an increase in professional fees.

Our operating expenses for the year ended November 30, 2018 were $119,485 compared to $52,937 for the year ended November 30, 2017. The increase in operating expenses was primarily as a result of an increase in professional fee.

Loss from discontinued operations for the year ended November 30, 2018 was $0 compared to $24,241 for the year ended November 30, 2017. On October 31, 2017, the Company decided to exit the field of selling used automobiles in the Costa Rican market.

Liquidity and Financial Condition

Working Capital

	November 30,	November 30,
	2018	2017	Change	%
Current assets	$-	$1,673	$(1,673)	(100%)
Current liabilities	$94,889	$2,097	$92,792	4,425%
Working capital deficiency	$(94,889)	$(424)	$(94,465)	22,279%

Our working capital deficiency increased as of November 30, 2018, as compared to 2017, primarily due to an increase in due to a related party.

Cash Flows

	Year Ended
	November 30,
	2018	2017	Change
Cash used in operating activities	$(121,582)	$(91,958)	$(29,624)
Cash provided by financing activities	$119,909	$72,665	$47,244
Cash and cash equivalents on hand	$-	$1,673	$(1,673)

Operating Activities

Net cash used in operating activities was $121,582 for the year ended November 30, 2018 compared with net cash used in operating activities of $91,958 in the same period in 2017.

Investing Activities

We did not use any cash for investing activities during the years ended November 30, 2018 and 2017.

Financing Activities

Net cash from financing activities was $119,909 for the year ended November 30, 2018, compared to $72,665 used in financing activities in the same period in 2017.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have generated limited revenues and have a limited operating history. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only source for cash at this time is from management and their affiliated companies.

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

WARI, INC.

Financial Statements

For the Year Ended November 30, 2018 and 2017:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Wari, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Wari, Inc. (the Company) as of November 30, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for the years then ended November 30, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2018 and 2017, and the results of its operations and its cash flows for the years ended November 30, 2018 and 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

 Going Concern

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying Financial Statements, the Company has significant net losses, cash flow deficiencies, negative working capital and accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs

We have served as the Company’s auditor since 2015.

Tamp, FL

May 13, 2019

WARI, INC.

Balance Sheets

	November 30,	November 30,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$-	$1,673
Total Current Assets	-	1,673

TOTAL ASSETS	$-	$1,673

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$-	$2,097
Due to a related party	94,889	-
Total Current Liabilities	94,889	2,097

TOTAL LIABILITIES	94,889	2,097

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.001 par value
No shares issued and outstanding	-	-
Common stock: 900,000,000 authorized; $0.001 par value
20,691,050 and 20,566,050 shares issued and outstanding November 30, 2018 and 2017	20,691	20,566
Additional paid in capital	147,805	122,910
Accumulated deficit	(263,385)	(143,900)
Total Stockholders' Deficit	(94,889)	(424)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$1,673

See notes to the audited financial statements.

WARI, INC.

Statement of Operations

	Year Ended
	November 30,
	2018	2017

Revenue	$-	$-

Operating Expenses
General and administrative	5,603	15,262
Professional fees	113,882	37,675
Total Operating Expenses	119,485	52,937

Net loss from operations	(119,485)	(52,937)

Provision for income taxes	-	-

Loss from discontinued operations, net of tax	-	(24,241)

Net loss	$(119,485)	$(77,178)

Basic and dilutive loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	20,664,680	20,510,708

See notes to the audited financial statements.

WARI, INC.

Statement of Stockholders' Equity (Deficit)

For the Years Ended November 30, 2018 and 2017

					Total
	Common Stock		Additional		Stockholders'
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)

Balance - November 30, 2016	20,466,050	$20,466	$50,345	$(66,722)	$4,089

Common shares issued for cash at $0.2 per shares	100,000	100	19,900	-	20,000
Debt forgiven by related party	-	-	52,665	-	52,665
Net loss	-	-	-	(77,178)	(77,178)

Balance - November 30, 2017	20,566,050	20,566	122,910	(143,900)	(424)

Common shares issued for cash at $0.2 per shares	125,000	125	24,895	-	25,020
Net loss	-	-	-	(119,485)	(119,485)

Balance - November 30, 2018	20,691,050	$20,691	$147,805	$(263,385)	$(94,889)

See notes to the audited financial statement.

WARI, INC.

Statement of Cash Flows

	Year Ended
	November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(119,485)	$(77,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	-	19,267
Prepaid expenses and other assets	-	1,935
Accounts payable	(2,097)	(35,982)
Net Cash used in Operating Activities	(121,582)	(91,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from loan from related party	94,889	52,665
Proceeds from issuance of common stock	25,020	20,000
Net Cash provided by Financing Activities	119,909	72,665

Net change in cash and cash equivalents	(1,673)	(19,293)
Cash and cash equivalents, beginning of period	1,673	20,966
Cash and cash equivalents, end of period	$-	$1,673

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions:
Related party debt forgiven	$-	$52,665

See notes to the audited financial statements.

WARI, INC.

Notes to the Financial Statements

November 30, 2018 and 2017

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 and $1,673 in cash and cash equivalents as of at November 30, 2018 and 2017, respectively.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. As of November 30, 2018 and 2017, the Company had no inventory.

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

The following table sets forth the computation of basic earnings per share, for the year ended November 30, 2018 and 2017:

	Year Ended
	November 30,
	2018	2017
Net loss	$(119,485)	$(77,178)

Weighted average common shares issued and outstanding (Basic and Diluted)	20,664,680	20,510,708

Net loss per share, Basic and Diluted	$(0.01)	$(0.00)

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

The Company's financial instruments consist principally of cash, prepaid expense, due to related party and accounts payable. Pursuant to ASC 820, the fair value of these financial instruments are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the Company's other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions. See note 6.

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of November 30, 2018 and 2017.

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of November 30, 2018, the Company has a net loss of $119,485, an accumulated deficit of $263,385 and has earned minimal revenues since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ended November 30, 2019.

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

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 100,000,000 preferred shares with a par value of $0.001 per share, as of November 30, 2018. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Common Stock

The Company has authorized 900,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended November 30, 2018, the Company issued 125,000 shares of common stock for cash of $25,020.

During the year ended November 30, 2017, the Company issued 100,000 shares of common stock for cash of $20,000

As of November 30, 2018 and 2017, 20,691,050 and 20,566,050 shares of common stock were issued and outstanding, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 21% to the net loss before provision for income taxes for the following reasons:

	November 30,	November 30,
	2018	2017
Income tax expense at statutory rate	$(25,092)	$(26,241)
Effect of change in the statutory rate	-	18,707
Valuation allowance	25,092	7,534
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	November 30,	November 30,
	2018	2017
NOL Carryover	$19,853	$30,219
Valuation allowance	(19,853)	(30,219)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Income Tax laws of United States of America, net operating loss carry forwards of approximately $94,500 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Income taxes for November 30, 2018 and 2017 remain subject to examination.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

During the year ended November 30, 2018 and 2017, the Company borrowed $94,889 from the CEO of the Company and $52,665 from the former CEO of the Company, respectively. A total of loan of $52,665 was forgiven by the former CEO for the year ended November 30, 2017. The advance was non-interest bearing and due on demand. Imputed interest was not calculated, as it is deemed not material. As of November 30, 2018 and 2017, the Company had due to a related party of $94,889 and $0, respectively.

During the year ended November 30, 2018 and 2017, the Company recorded management fees of $0 and $1,900, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies as of November 30, 2018 and 2017.

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

The change of the business qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of the operations from its Statements of Operations to present this business in discontinued operations.

The following table shows the results of operations of the Company for the years ended November 30, 2018 and 2017 which are included in the loss from discontinued operations:

	Year Ended	Year Ended
	November 30,	November 30,
	2017	2017
Revenue	$-	$4,094
Cost of goods	-	(4,167)
Gross profit (loss)	-	(73)
General and administrative	-	439
Management fees	-	5,194
Impairment of inventory	-	18,535
Operating loss	-	(24,241)
Earnings from discontinued operations before income taxes	-	(24,241)
Income tax provision	-	-
Loss from discontinued operations, net of tax	-	(24,241)

NOTE 9 - SUBSEQUENT EVENTS

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls And Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of November 30, 2018, based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources : We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

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

Management, including our chief executive officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages and positions held, are as follows:

Amadou Diop 20 Rue Amadou Assane Ndoye Dakar, Senegal	Director, President, CFO	53

Kabirou Mbodje 20 Rue Amadou Assane Ndoye Dakar, Senegal	Director	54

The following sets forth biographical information regarding the Company’s directors and officers:

Amadou Diop has been the Executive Director of Wari, LLC (“Wari”), based in Senegal, since 2016, and an ICT telecom and technology advisor for Millennium Connect Africa, a Wari associated company, since 2014. Prior to joining the Wari venture, Mr Diop was the Managing Director Africa/ M East of (Panamsat), the largest private satellite services provider in the world. From 1997 until 1999; and prior to joining Panamsat, Mr. Diop acted as Director of Business Development for Hughes Space and Communication HSC (Boeing) satellite Division) from 1992 until 1997. His responsibilities included managing the Hughes satellite marketing and sales campaigns, worth over US $2.5 billion, throughout Africa and the Middle East, while assisting in other satellite marketing campaigns in South America and Asia, including but not limited to his involvement in the feasibility study and provisioning of a domestic satellite for Malaysia (Measat), Brazil (Brazilsat), and United Arabs Emirates (Thuraya)

Additionally, Mr. Diop worked for the Hughes Space and Communications New Ventures Organization, conducting market research and new product and satellite business services launch for prospective customers, while validating their business plan and feasibility studies. Similar activities were conducted at the corporate level as a market analyst, assisting in the assessment of new mergers and acquisitions/ corporate strategies for Hughes Space & Communications’ long term development in emerging markets. Additional responsibilities included assisting various governments, and private sector organizations in structuring project funding with large financial organizations,

From 1999 until 2000, Mr. Diop was the Regional Director for Flagship Telesystems, a business intelligence, billing and customer care software solutions provider based in United Kingdom, prior to its merger with Protek. His responsibilities included marketing and business development in Africa. Today, more than 16 Mobile and fixed line operators in Africa are using Protek legacy billing and customer care solutions as a result of his involvement

In 2000, Mr. Diop was the Founder, and from 2001 until 2013 he was Consultant / Executive Vice president of Netsure, an electronic payment software solution provider, Mr Diop’s responsibilities included managing a sales and technical team for the development, commissioning and installation of pre-paid value added product with mobile operators in Africa, the Middle East and Europe. Mr. Diop also provided telecommunications and infrastructure related advisory services to both governments and the private sector.

Mr. Diop graduated from the University of Pennsylvania/ Wharton School/ GSE CLO program and The Anderson School of Management/University of California Los Angeles (UCLA)

Kabirou Mbodje was born in Lyon, France, and holds a degree in Telecom Engineering from France, and an MBA in 2003 in the United States. In 2003, he created NetPay, which later became CallMoney, a payment solution based on mobile subscriptions.

Mr. Mbodje co-founded (with Mr. Diop) Wari in 2008. Wari is a digital platform at the heart of the “Uberization,” (the expansion of digital financial services to the informal sector) of African economies, and the Continent’s financial inclusion. Wari’s solutions address payments of all sorts, including buying airtime and transferring pensions, scholarships or wages, all at a cost which is believed to be lower than its competitors.

Wari has approximately 212,000,000 users, and manages more than 1,000,000 transactions per day, accounting for more than $6 billion of annual flow, through more than 500,000 points of sale, with 152 partnering banks in more than 60 countries.

Mr. Mbodje believes that “Africa will create tomorrow’s economic and digital model. Africa can count on its economic vitality, its capacity to develop new services, and the potential for organizational initiatives. Actually, Africa id leaping over all intermediary steps: we have seen it in the telecoms sector and we are now going through it in the digital sector.”

Mr. Mbodje is also a member of the U.S. Chamber of Commerce.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Wari, Inc., Attn Corporate Secretary, 1717 Pennsylvania Avenue NW, Washington DC 20006.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended November 30, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of November 30, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended November 30, 2018 and 2017; and

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Edward Mulhern (1) Former President, CEO,	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CFO and Director	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Shane Drdul (2) Former President, CEO,	2017	7,094	Nil	Nil	Nil	Nil	Nil	Nil	7,094
CFO, Treasurer and Director		Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Amadou Diop (3)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CFO and Director		Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Kabirou Mbodje (3)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Director

(1)	Mr. Mulhern was appointed President, CEO, CFO and Director on May 25, 2017, and resigned on June 6, 2018..

(2)	Mr. Drdul was appointed President, CEO, CFO, Treasurer and Director on July 7, 2014 and resigned as President, CEO, CFO and Treasurer on May 25, 2017 and as a director on February 8, 2018.

(3)	Messrs. Diop and Mbodje were appointed to their positions on June 6, 2018.

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

Grants of Plan-Based Awards

During the fiscal year ended November 30, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended November 30, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended November 30, 2018.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Neither of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 21, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Name and Address of Beneficial Owner	Shares	%

Wari, LLC(1)
1717 Pennsylvania Avenue NW Washington, DC 20006 Amadou Diop(1)	16,995,000	82.1%
20 Rue Amadou Assane Ndoye Dakar, Senegal
Kabirou Mbodje(1)	16,995,000	82.1%
20 Rue Amadou Assane Ndoye Dakar, Senegal
All officers and directors as a group (two persons)	16,995,000	82.1%

Mr. Diop and Mr. Mbodje are not related to each other. Each is an officer, director and principal shareholder of Wari, LLC, the record owner of these shares; and therefore each may be deemed to be the beneficial owner of the 16,995,000 shares owned by Wari, LLC.

______________
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 21, 2019. As of February 21, 2019 there were 20,691,050 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended November 30, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with two directors, Kabirou Mbodje and Amadou Diop.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended November 30, 2018 and for fiscal year ended November 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	November 30, 2018	November 30, 2017
Audit Fees	$13,000	$11,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,000	$11,500

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
(3)	(i) Articles of Incorporation (ii) Bylaws
3.1	Articles of Incorporation, as filed with the Nevada Secretary of State	S-1	3.1	March 17, 2015
3.2	Certificate of Amendment to Articles of Incorporation	S-1	3.2	March 17, 2015
3.3	By-laws	S-1	3.3	March 17, 2015
(14)	Code of Ethics
14.1	Code of Ethics	10-K	14.1	February 29, 2016
(21)	Subsidiaries of Registrant
None
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101 **	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

WARI, INC.
(Registrant)

Dated: May 13, 2019	/s/ Amadou Diop
Amadou Diop, President

