Form 10-Q
period 2019-02-28
Wari, Inc.
filed 2019-06-14
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-55667

WARI, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1763227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1717 Pennsylvania Ave NW, Washington DC	20006
(Address of principal executive offices)	(Zip Code)

212-559-9196
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

20,691,050 common shares issued and outstanding as of June 12, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED FEBRUARY 28, 2019

(UNAUDITED)

3

WARI, INC.

Condensed Balance Sheets

(Unaudited)

	February 28,	November 30,
	2019	2018
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Due to a related party	$119,839	$94,889
Total Current Liabilities	119,839	94,889

Stockholders’ Deficit
Preferred stock: 100,000,000 authorized; $0.001 par value No shares issued and outstanding	-	-
Common stock: 900,000,000 authorized; $0.001 par value 20,691,050 shares issued and outstanding February 28, 2019 and November 30, 2018, respectively	20,691	20,691
Additional paid in capital	147,805	147,805
Accumulated deficit	(288,335)	(263,385)
Total Stockholders’ Deficit	(119,839)	(94,889)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to the condensed unaudited financial statements.

F-1

WARI, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	February 28,
	2019	2018
Operating Expenses
General and administrative	$-	$5
Professional fees	24,950	13,325
Total Operating Expenses	24,950	13,330

Net loss	$(24,950)	$(13,330)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,691,050	20,584,106

See notes to the condensed unaudited financial statements.

WARI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

					Total
	Common Stock		Additional		Stockholders’
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)

Balance - November 30, 2018	20,691,050	$20,691	$147,805	$(263,385)	$(94,889)

Net loss	-	-	-	(24,950)	(24,950)

Balance - February 28, 2019	20,691,050	$20,691	$147,805	$(288,335)	$(119,839)

					Total
	Common Stock		Additional		Stockholders’
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)

Balance - November 30, 2017	20,566,050	$20,566	$122,910	$(143,900)	$(424)

Common shares issued for cash	125,000	125	24,875	-	25,000
Net loss	-	-	-	(13,330)	(13,330)

Balance - February 28, 2018	20,691,050	$20,691	$147,785	$(157,230)	$11,246

See notes to the condensed unaudited financial statements.

WARI, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,950)	$(13,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	-	12,279
Net Cash used in Operating Activities	(24,950)	(1,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from related party	24,950	-
Proceeds from issuance of common stock	-	25,000
Net Cash provided by Financing Activities	24,950	25,000

Net change in cash and cash equivalents	-	23,949
Cash and cash equivalents, beginning of period	-	1,673
Cash and cash equivalents, end of period	$-	$25,622

See notes to the condensed unaudited financial statements.

WARI, INC.

Notes to the Financial Statements

February 28, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Wari, Inc., (the “Company”, “we”, “us”, “our”) is a Nevada corporation incorporated on June 27, 2014. Its office is based in Washington, D.C. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”), and the Company’s fiscal year end is November 30.

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. We are currently a shell company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP in the United States of America for interim financial information and Article 8 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended November 30, 2018, as filed with the Securities and Exchange Commission (“SEC”) on May 14, 2019.

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months February 28, 2019 may not be indicative of results for the full year.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Net Loss Per Share

Basic net loss per share excludes the effect of dilution and is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock. For the three months ended February 28, 2019 and 2018, there were no common stock equivalents outstanding. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of February 28, 2019, the Company has a loss from operations of $24,950, and an accumulated deficit of $288,335. The Company is seeking a new business opportunity at this time. If and when it acquires such an opportunity, it might be required to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period of 12 months from the isuance of those financial statements.

The ability of the Company to emerge from a shell is dependent upon, among other things, securing assets and/or a business, by merger or acquisition, as to which there can be no assurance.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three months ended February 28, 2019, the Company borrowed $24,950 from the CEO of the Company. The advance was non-interest bearing and due on demand. As of February 28, 2019, and November 30, 2018, the Company had due to a related party of $119,839 and $94,889, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms “we”, “us”, “our company”, “the Company” mean Wari, Inc. a Nevada corporation, unless otherwise indicated.

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

As of October 31, 2017, our then wholly-owned subsidiary, Cheetah Autos S.A. discontinued its operations, we are therefore, no longer in the business of auto sales in Costa Rica.

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

On June 28, 2018, after receiving approval of the Company's Board of Directors and a majority shareholder, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State changing the name of the Company from Cheetah Enterprises, Inc. to Wari, Inc., increasing the authorized common shares from 125,000,000 to 900,000,000, par value $.001 per share and increasing the preferred shares from 10,000,000 to 100,000,000, par value $.001 per share.

Our address is 1717 Pennsylvania Avenue NW, Washington DC 20006. We do not have a corporate website.

We have not ever declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. We have no revenues and no cash on hand. We have sustained losses since inception and have relied solely on loans from our shareholder.

Business of the Company

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

The ability of the Company to emerge shell status is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these challenges, management intends to raise additional funds through public or private placement offerings and through loans from officers and directors.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

The following summary of our results of operations, for the three months ended February 28, 2019 and 2018, should be read in conjunction with our unaudited condensed financial statements, as included in this Form 10-Q.

	Three Months Ended
	February 28,
	2019	2018	Change	%
General and administrative expenses	$-	$5	(5)	(100%)
Professional fees	24,950	13,325	11,625	87%
Net loss	$24,950	$13,330	$11,620	87%

Three months ending February 28, 2019 compared to three months ending February 28, 2018:

For the three months ended February 28, 2019, we incurred $0 in general and administrative expenses and $24,950 in professional fees, resulting in an operating and net loss of $24,950. For the three months ended February 28, 2018, we incurred $5 in general and administrative expenses, $13,325 in professional fees, resulting in an operating and net loss of $13,330. The professional fees were primarily related to our ongoing regulatory requirements. The increase in professional fees in 2019 as compared to 2018, is primarily due to an increase in legal fees.

Liquidity and Capital Resources

Working Capital

	February 28,	November 30,
	2019	2018	Change	%
Current assets	$-	$-	$-	-
Current liabilities	119,839	94,889	24,950	26%
Working capital deficiency	$119,839	$94,889	$24,950	26%

Our working capital deficiency increased as of February 28, 2019, as compared to November 30, 2018, primarily due to an increase in due to a related party from continued operating costs of being a public company.

Cash Flows

	Three Months Ended
	February 28,
	2019	2018	Change
Cash used in operating activities	$(24,950)	$(1,051)	$(23,899)
Cash provided by financing activities	$24,950	$25,000	$(50)
Cash and cash equivalents	$-	$25,622	$(25,622)

Operating Activities

During the three months ended February 28, 2019, our company used $24,950 in cash from operating activities, compared to $1,051 cash used in operating activities during the three months ended February 28, 2018. The cash used from operating activities for the three months ended February 28, 2019 was attributed to net loss of $24,950. The cash used from operating activities for the three months ended February 28, 2018 was attributed to net loss of $13,330 and offset by a decrease in accounts payable of $12,279.

Cash Flow from Financing Activities

Net cash from financing activities was $24,950 for proceeds from loan from related party for the three months ended February 28, 2019 compared to $25,000 for issuance of common stock for the three months ended February 28, 2018.

Liquidity

As of February 28, 2019, we had $0 in total assets, $119,839 in liabilities and ($119,839) in working capital. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination. The Company does not have sufficient cash for the next 12 months as of the date of this filing.

In its November 30, 2018 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We intend that our management and the Company, through its various contacts and affiliations with other entities, will locate a business combination target. We expect that additional funds will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Critical Accounting Policies

We prepare our unaudited condensed financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our unaudited condensed financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weaknesses identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WARI, INC.
(Registrant)

Dated: June 14, 2019	/s/ Amadou Diop
Amadou Diop
President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

