Form 10-Q
period 2019-05-31
Wari, Inc.
filed 2019-07-18
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

20,691,050 common shares issued and outstanding as of July 12, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2019

(UNAUDITED)

3

WARI, INC.

Condensed Balance Sheets

(Unaudited)

	May 31,	November 30,
	2019	2018
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$16,500	$-
Due to a related party	173,308	94,889
Total Current Liabilities	189,808	94,889

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.001 par value No shares issued and outstanding	-	-
Common stock: 900,000,000 authorized; $0.001 par value 20,691,050 shares issued and outstanding at May 31, 2019 and November 2018, respectively	20,691	20,691
Additional paid in capital	147,805	147,805
Accumulated deficit	(358,304)	(263,385)
Total Stockholders' Deficit	(189,808)	(94,889)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See notes to the condensed unaudited financial statements.

F-1

WARI, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2019	2018	2019	2018
Operating Expenses
General and administrative	$21,379	$6	$21,379	$11
Professional fees	48,590	12,250	73,540	25,575
Total Operating Expenses	69,969	12,256	94,919	25,586

Net loss	$(69,969)	$(12,256)	$(94,919)	$(25,586)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	20,691,050	20,691,050	20,691,050	20,638,165

See notes to the condensed unaudited financial statements.

F-2

WARI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit

Balance - November 30, 2018	20,691,050	$20,691	$147,805	$(263,385)	$(94,889)

Net loss	-	-	-	(24,950)	(24,950)
Balance - February 28, 2019	20,691,050	$20,691	$147,805	$(288,335)	$(119,839)

Net loss	-	-	-	(69,969)	(69,969)
Balance - May 31, 2019	20,691,050	$20,691	$147,805	$(358,304)	$(189,808)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance - November 30, 2017	20,566,050	$20,566	$122,910	$(143,900)	$(424)

Common shares issued for cash	125,000	125	24,895	-	25,020
Net loss	-	-	-	(13,330)	(13,330)
Balance - February 28, 2018	20,691,050	$20,691	$147,805	$(157,230)	$11,266

Net loss	-	-	-	(12,256)	(12,256)
Balance - May 31, 2018	20,691,050	$20,691	$147,805	$(169,486)	$(990)

See notes to the condensed unaudited financial statements.

F-3

WARI, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,919)	$(25,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	16,500	1,057
Net Cash used in Operating Activities	(78,419)	(24,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from related party	78,419	-
Proceeds from issuance of common stock	-	25,020
Net Cash provided by Financing Activities	78,419	25,020

Net change in cash	-	491
Cash, beginning of period	-	1,673
Cash, end of period	$-	$2,164

See notes to the condensed unaudited financial statements.

F-4

WARI, INC.

Notes to the Financial Statements

May 31, 2019

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

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months May 31, 2019 may not be indicative of results for the full year.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock. For the three and six months ended May 31, 2019 and 2018, there were no common stock equivalents outstanding. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

F-5

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of May 31, 2019, the Company has a loss from operations of $94,919, and an accumulated deficit of $358,304. The Company is seeking a new business opportunity at this time. If and when it acquires such an opportunity, it might be required to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period of 12 months from the issuance of those financial statements.

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

NOTE 4 - EQUITY

During the six months ended May 31, 2018, the Company issued 125,000 shares of common stock for $25,000.

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

During the six months ended May 31, 2019, the Company borrowed $78,419 from the CEO of the Company. The advance was non-interest bearing and due on demand. As of May 31, 2019, and November 30, 2018, the Company had due to a related party of $173,308 and $94,889, respectively.

F-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On May 17, 2018 Mr. Mulhern sold his 16,995,000 common shares of the Company to Wari, LLC which constituted approximately 82.1% of the Company’s 20,691,050 issued and outstanding common shares. The sale of the shares completed a change of control of the Company, and was accompanied by a change of management, effective on June 6, 2018.

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

Results of Operations

Three-month and six-month periods ended May 31, 2019 and 2018

The following summary of our results of operations, for the three and six months ended May 31, 2019 and 2018, should be read in conjunction with our unaudited condensed financial statements, as included in this Form 10-Q.

	Three Months Ended
	May 31,
	2019	2018	Change	%
General and administrative expenses	$21,379	$6	$21,373	356,217%
Professional fees	48,590	12,250	36,340	297%
Net loss	$69,969	$12,256	$57,713	471%

	Six Months Ended
	May 31,
	2019	2018	Change	%
General and administrative expenses	$21,379	$11	$21,368	194,255%
Professional fees	73,540	25,575	47,965	188%
Net loss	$94,919	$25,586	$69,333	271%

For the three months ended May 31, 2019, we incurred $21,379 in general and administrative expenses and $48,590 in professional fees, resulting in an operating and net loss of $69,969. For the three months ended May 31, 2018, we incurred $6 in general and administrative expenses and $12,250 in professional fees, resulting in an operating and net loss of $12,256. The professional fees were primarily related to our ongoing regulatory requirements. The increase in professional fees in 2019 as compared to 2018, is primarily due to an increase in legal fees. General and administrative expense consisted of travel expense and office and miscellaneous expense. The increase in general and administrative expense in 2019 as compared to 2018, is primarily due to an increase in travel and office and miscellaneous expense in association with the change in control in May 2018.

For the six months ended May 31, 2019, we incurred $21,379 in general and administrative expenses and $73,540 in professional fees, resulting in an operating and net loss of $94,919. For the six months ended May 31, 2018, we incurred $11 in general and administrative expenses and $25,575 in professional fees, resulting in an operating and net loss of $25,586. The professional fees were primarily related to our ongoing regulatory requirements. The increase in professional fees in 2019 as compared to 2018, is primarily due to an increase in legal fees. General and administrative expense consisted of travel expense and office and miscellaneous expense. The increase in general and administrative expense in 2019 as compared to 2018, is primarily due to an increase in travel and office and miscellaneous expense in association with the change in control in May 2018.

Liquidity and Capital Resources

Working Capital

	May 31,	November 30,
	2019	2018	Change	%
Current assets	$-	$-	$-	-
Current liabilities	189,808	94,889	94,919	100%
Working capital deficiency	$189,808	$94,889	$94,919	100%

Our working capital deficiency increased as of May 31, 2019, as compared to November 30, 2018, primarily due to an increase in accounts payable and due to a related party from continued operating costs of being a public company.

Cash Flows

	Six Months Ended
	May 31,
	2019	2018	Change
Cash used in operating activities	$(78,419)	$(24,529)	$(53,890)
Cash provided by financing activities	$78,419	$25,020	$53,399
Cash and cash equivalents on hand	$-	$2,164	$(2,164)

Operating Activities

During the six months ended May 31, 2019, our company used $78,419 in cash from operating activities, compared to $24,529 cash used in operating activities during the six months ended May 31, 2018. The cash used from operating activities for the six months ended May 31, 2019 was attributed to net loss of $94,919 and offset by an increase in accounts payable. The cash used from operating activities for the six months ended May 31, 2018 was attributed to net loss of $25,586 and offset by an increase in accounts payable of $1,057.

Cash Flow from Financing Activities

Net cash from financing activities was $78,419 for proceeds from loan from related party for the six months ended May 31, 2019 compared to $25,020 for issuance of common stock for the six months ended May 31, 2018.

Liquidity

As of May 31, 2019, we had $0 in total assets, $189,808 in liabilities and ($189,808) in working capital deficiency. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination. The Company does not have sufficient cash for the next 12 months as of the date of this filing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

______

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WARI, INC.
(Registrant)
Dated: July 18, 2019	/s/ Amadou Diop
Amadou Diop
President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

