Form 10-Q
period 2019-08-31
Wari, Inc.
filed 2019-10-22
CIK 1637197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

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

212 - 559-9196

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

20,691,050 common shares issued and outstanding as of October 18, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2019

(UNAUDITED)

F-1

WARI, INC.

Condensed Balance Sheets

(Unaudited)

	August 31,	November 30,
	2019	2018
ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$27,150	$—
Due to a related party	226,690	94,889
Total Current Liabilities	253,840	94,889
TOTAL LIABILITIES	253,840	94,889

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.001 par value No shares issued and outstanding	—	—
Common stock: 900,000,000 authorized; $0.001 par value
20,691,050 shares issued and outstanding at August 31, 2019 and November 30, 2018, respectively	20,691	20,691
Additional paid in capital	147,805	147,805
Accumulated deficit	(422,336)	(263,385)
Total Stockholders' Deficit	(253,840)	(94,889)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

See notes to the condensed unaudited financial statements.

F-2

WARI, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2019	2018	2019	2018
Operating Expenses
General and administrative	$16,191	$1,981	$37,569	$1,992
Professional fees	47,841	55,454	121,382	81,029
Total Operating Expenses	64,032	57,435	158,951	83,021

Net loss	$(64,032)	$(57,435)	$(158,951)	$(83,021)

Basic and dilutive loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	20,691,050	20,691,050	20,691,050	20,655,922

See notes to the condensed unaudited financial statements.

F-3

WARI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Deficit

Balance — November 30, 2018	20,691,050	$20,691	$147,805	$(263,385)	$(94,889)

Net loss	—	—	—	(24,950)	(24,950)
Balance — February 28, 2019	20,691,050	$20,691	$147,805	$(288,335)	$(119,839)

Net loss	—	—	—	(69,969)	(69,969)
Balance — May 31, 2019	20,691,050	$20,691	$147,805	$(358,304)	$(189,808)
Net loss	—	—	—	(64,032)	(64,032)
Balance — August 31, 2019	20,691,050	$20,691	$147,805	$(422,336)	$(253,840)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance — November 30, 2017	20,566,050	$20,566	$122,910	$(143,900)	$(424)

Common shares issued for cash	125,000	125	24,895	—	25,020
Net loss	—	—	—	(13,330)	(13,330)
Balance — February 28, 2018	20,691,050	$20,691	$147,805	$(157,230)	$11,266

Net loss	—	—	—	(12,256)	(12,256)
Balance — May 31, 2018	20,691,050	$20,691	$147,805	$(169,486)	$(990)
Net loss	—	—	—	(57,435)	(57,435)
Balance — August 31, 2018	20,691,050	$20,691	$147,805	$(226,921)	$(58,425)

See notes to the condensed unaudited financial statements.

F-4

WARI, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,951)	$(83,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	27,150	286
Net Cash used in Operating Activities	(131,801)	(82,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from related party	131,801	56,042
Proceeds from issuance of common stock	—	25,020
Net Cash provided by Financing Activities	131,801	81,062

Net change in cash	—	(1,673)
Cash, beginning of period	—	1,673
Cash, end of period	$—	$—

See notes to the condensed unaudited financial statements.

F-5

WARI, INC.

Notes to the Financial Statements

August 31, 2019

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

In the opinion of management, the unaudited condensed financial statements included herein contain all adjustments necessary to present fairly the Company’s financial position and results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended August 31, 2019 may not be indicative of results for the full year.

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

Diluted net loss per share is computed by giving effect to all potential shares of common stock. For the three and nine months ended August 31, 2019 and 2018, there were no common stock equivalents outstanding. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

F-6

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of August 31, 2019, the Company has a loss from operations of $158,951, and an accumulated deficit of $422,336. The Company is seeking a new business opportunity at this time. If and when it acquires such an opportunity, it might be required to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the period of 12 months from the issuance of those financial statements.

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

NOTE 4 - EQUITY

During the nine months ended August 31, 2018, the Company issued 125,000 shares of common stock for $25,000.

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

During the nine months ended August 31, 2019, the Company borrowed $131,801, from the CEO of the Company. The advance was non-interest bearing and due on demand. As of August 31, 2019, and November 30, 2018, the Company had due to a related party of $226,690 and $94,889, respectively.

F-7

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

Corporate Overview

We were incorporated under the laws of the State of Nevada on June 27, 2014, as Cheetah Enterprises, Inc.. From inception until the change of control which took place on June 6, 2018 described below, we were in the business of providing quality used vehicles at a reasonable cost to customers in Costa Rica, through our wholly-owned Costa Rican subsidiary, Cheetah Autos S.A.

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

Immediately after the completion of that purchase, Mr. Mulhern held approximately 82% of our issued and outstanding common stock.In connection with that purchase, on May 25, 2017, Mr. Mulhern was appointed as President, Secretary, Treasurer, Chief Executive Officer and a director of our company.

On February 8, 2018, our board of directors accepted the resignation of Shane Drdul as a director.

As of October 31, 2017, our then wholly-owned subsidiary, Cheetah Autos S.A. discontinued its operations; we are therefore, no longer in the business of auto sales in Costa Rica.

On May 17, 2018 Mr. Mulhern sold his 16,995,000 common shares of the Company to Wari, LLC which constituted approximately 82.1% of the Company’s 20,691,050 issued and outstanding common shares. The sale of the shares completed a change of control of the Company, and was accompanied by a change of management, effective on June 6, 2018.

On June 28, 2018, after receiving approval of the Company's Board of Directors and our majority shareholder, the Company filed an Amended and Restated Articles of Incorporation with the Nevada Secretary of State, changing the name of the Company from Cheetah Enterprises, Inc. to Wari, Inc., increasing the authorized common shares from 125,000,000 to 900,000,000, par value $.001 per share, and increasing the authorized preferred shares from 10,000,000 to 100,000,000, par value $.001 per share.

Our address is 1717 Pennsylvania Avenue NW, Washington DC 20006. We do not have a corporate website.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding. We currently have no revenues and no cash on hand. We have sustained losses since inception and have relied solely on related party loans.

Business of the Company

We are currently a “shell,” as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. We are currently negotiating to acquire business opportunities. However, we have not yet entered into any definitive agreements for business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire might require additional financing. If so, there can be no assurance that we will be able to raise the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on OTC Markets, such as: (i) the ability to use our securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

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

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we complete the acquisition of a business or assets, through which we can pursue our plan of operation. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three-month and nine-month periods ended August 31, 2019 and 2018

The following summary of our results of operations, for the three and nine months ended August 31, 2019 and 2018, should be read in conjunction with our unaudited condensed financial statements, as included in this Form 10-Q.

	Three Months Ended
	August 31,
	2019	2018	Change	%
Revenue	—	—	—	—
General and administrative expenses	$16,191	$1,981	$14,210	717%
Professional fees	47,841	55,454	(7,613)	(14)%
Net loss	$64,032	$57,435	$6,597	11%

	Nine Months Ended
	August 31,
	2019	2018	Change	%
Revenue	—	—	—	—
General and administrative expenses	$37,569	$1,992	$35,577	1786%
Professional fees	121,382	81,029	40,353	50%
Net loss	$158,951	$83,021	$75,930	91%

For the three months ended August 31, 2019, we incurred $16,191 in general and administrative expenses and $47,841 in professional fees, resulting in an operating and net loss of $64,032. For the three months ended August 31, 2018, we incurred $1,981 in general and administrative expenses and $55,454 in professional fees, resulting in an operating and net loss of $57,435. The professional fees were primarily related to our ongoing regulatory requirements. General and administrative expense consisted of travel expense and office and miscellaneous expense. The increase in general and administrative expense in 2019 as compared to 2018, is primarily due to an increase in travel and office and miscellaneous expense in association with the change in control in May 2018.

For the nine months ended August 31, 2019, we incurred $37,569 in general and administrative expenses and $121,382 in professional fees, resulting in an operating and net loss of $158,951. For the nine months ended August 31, 2018, we incurred $1,992 in general and administrative expenses and $81,029 in professional fees, resulting in an operating and net loss of $83,021. The professional fees were primarily related to our ongoing regulatory requirements. The increase in professional fees in 2019 as compared to 2018, is primarily due to an increase in legal fees. General and administrative expense consisted of travel expense and office and miscellaneous expense. The increase in general and administrative expense in 2019 as compared to 2018, is primarily due to an increase in travel and office and miscellaneous expense in association with the change in control in May 2018.

Liquidity and Capital Resources

Working Capital

	August 31,	November 30,
	2019	2018	Change	%
Current assets	$—	$—	$—	—
Current liabilities	253,840	94,889	158,951	168%
Working capital deficiency	$(253,840)	$(94,889)	$(158,951)	168%

Our working capital deficiency increased as of August 31, 2019, as compared to November 30, 2018, primarily due to an increase in accounts payable and due to a related party from continued operating costs of being a public company.

Cash Flows

	Nine Months Ended
	August 31,
	2019	2018	Change
Cash used in operating activities	$(131,801)	$(82,735)	$(49,066)
Cash used in investing activities	—	—	—
Cash provided by financing activities	$131,801	$81,062	$50,739
Cash and cash equivalents on hand	$—	$—	$—

Operating Activities

During the nine months ended August 31, 2019, our company used $131,801 in cash from operating activities, compared to $82,735 cash used in operating activities during the nine months ended August 31, 2018. The cash used from operating activities for the nine months ended August 31, 2019 was attributed to net loss of $158,951 and offset by an increase in accounts payable of $27,150. The cash used from operating activities for the nine months ended August 31, 2018 was attributed to net loss of $83,021 and offset by an increase in accounts payable of $286.

Cash Flow from Financing Activities

Net cash from financing activities was $131,801 for proceeds from loan from related party for the nine months ended August 31, 2019 compared to $56,042 for proceeds from loan from related party and $25,020 for issuance of common stock for the nine months ended August 31, 2018.

Liquidity

As of August 31, 2019, we had $0 in total assets, $253,840 in liabilities and $253,840 in working capital deficiency. We currently do not engage, nor do we intend to engage, in any business activities that provide cash flow until we enter into a successful business combination. The Company does not have sufficient cash for the next 12 months as of the date of this filing.

In its November 30, 2018 report, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We expect that additional funds will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and related parties have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our management or related parties specifically requiring them to provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weaknesses identified by our management were ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WARI, INC.
(Registrant)

Dated: October 21, 2019	/s/ Amadou Diop
Amadou Diop
President, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

